Form 10-K
period 2025-12-28
ILLUMINA, INC.
filed 2026-02-12
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
As of February 6, 2026, there were 152.9 million shares (excluding 48.4 million shares held in treasury) of the registrant’s common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2025 (the last business day of the registrant’s most recently completed second quarter), based on the closing price for the common stock on The Nasdaq Global Select Market on June 27, 2025 (the last trading day before June 29, 2025), was $9.2 billion. This excludes an aggregate of 57.1 million shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that the registrant is controlled by or under common control with such person.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2026 annual meeting of stockholders are incorporated by reference into Items 10 through 14 of Part III of this Report.

ILLUMINA, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2025

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
•our expectations related to the acquisition of SomaLogic, Inc. (SomaLogic) and certain other assets from Standard BioTools Inc. (Standard BioTools), including the future conduct and growth of the SomaLogic business and the proteomics market and our ability to successfully integrate SomaLogic into our existing operations and SomaLogic’s technology and products into our portfolio;
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
•uncertainty regarding the impact of our inclusion on the “unreliable entities list” by regulatory authorities in China;
•any reductions or potential reductions in funding for the National Institutes of Health (NIH), or targeted cancellations by the U.S. federal government of certain grants or contracts, could negatively impact our customers and reduce demand for our products and services;
•the impact of recently launched or pre-announced products and services on existing products and services;

•uncertainty regarding, or potential changes in, diplomatic and trade relationships, for example, as a result of changes in the U.S. government administration;
•risks and uncertainties regarding legal and regulatory proceedings;
•uncertainty regarding the impact of tariffs imposed by the U.S. government and its trading partners in response, other possible tariffs or trade protection measures, import or export licensing requirements, new or different customs duties, trade embargoes and sanctions and other trade barriers, as well as the impact of Illumina’s efforts to mitigate the effect of such tariffs;
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
_______________________________________

Assign, BaseSpace, BeadArray, Bluebee, BlueFuse, BlueGnome, cBot, ChatDNA, Clarity LIMS, CircLigase, COVIDSeq, DesignStudio, DRAGEN, DRAGEN ORA, Emedgene, Enancio, FastTrack, Flow, Fluent Biosciences, Genetic Energy, GenomeStudio, Genomics Suite, Golden Gate, HiSeq, iHope, Illumina, Illumina Connected Analytics, Illumina Propel Certified, Infinium, iScan, iSelect, iSeq, MiniSeq, MiSeq, MiSeq FGx, Nextera, NextSeq, NovaSeq, Partek, Pattern Visualization System, PIPseq, Powered by Illumina, Praxis, Ribo-Zero, SureCell, The Analytical Spreadsheet, TruGenome, TruPath, TruSeq, TruSight, Turning Data Into Discovery, Verifi, Verinata, Verinata Health, VeriSeq, XLEAP-SBS, the pumpkin orange color, and the Genetic Energy / streaming bases design are trademarks or registered trademarks of Illumina, Inc.

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
_______________________________________

Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to 2025, 2024, and 2023 refer to fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively, which were all 52 weeks.

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
On June 24, 2024, we completed the separation (the Spin-Off) of GRAIL into a new public company through the distribution of 26,547,021 shares of GRAIL common stock to Illumina stockholders on a pro rata basis. The distribution reflected approximately 85.5% of the outstanding common stock of GRAIL as of 5:00 p.m. New York time on June 13, 2024, the record date for the distribution (the Record Date). We retained approximately 14.5% of the shares of GRAIL common stock immediately following the Spin-Off. The disposition of GRAIL did not meet the criteria to be reported as a discontinued operation and accordingly, GRAIL’s assets, liabilities, results of operations and cash flows have not been reclassified. Refer to note 8. GRAIL Spin-Off for additional details.
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
Clinical
We are focused on enabling translational and clinical markets across customer segments through the introduction of best-in-class sequencing, library preparation, and bioinformatics technologies, and by developing sample-to-answer solutions in oncology, genetic health, and reproductive health.

Cancer is a disease of the genome. Today, cancer genomics is used to improve understanding of this disease, support the identification of new treatments, enable the development of more effective diagnostics and screening tests, and monitor disease evolution through liquid biopsies. Next-generation sequencing has transformed cancer research and cancer care and, together with the introduction of multiomics and other emerging technologies, is expected to continue to support efforts toward more personalized approaches to medicine. Customers in the translational and clinical oncology markets use our products to perform research that may help identify individuals who are genetically predisposed to cancer and to identify molecular changes in a tumor that may be addressed with targeted therapies. They use Illumina’s products to detect minute traces of cancer in the blood that can signal the presence of an otherwise undetected tumor or the recurrence of a cancer that had been previously treated. Our sample-to-answer solutions are designed to help broaden access to NGS-based cancer testing by making workflows simpler and more cost-effective for laboratories seeking to bring advanced testing closer to patients.
Our NGS technology is also accelerating rare and undiagnosed disease research to discover the genetic causes of inherited disorders by assessing many genes simultaneously. Using NGS may reduce costs compared to traditional methods of disease diagnosis, which are iterative and inconclusive. In reproductive health, our primary focus is driving noninvasive prenatal testing (NIPT) adoption globally through our technology, which identifies fetal chromosomal abnormalities by analyzing cell-free DNA in maternal blood.
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
Most of our product sales consist of sequencing- and array-based instruments and consumables, which include reagents, flow cells, and library preparation, based on our proprietary technologies. We also perform various services for our customers. In 2025, 2024, and 2023, instrument sales represented 11%, 12%, and 16%, respectively, of total consolidated revenue; consumable sales represented 74%, 72%, and 68%, respectively, of total consolidated revenue; and services and other represented 15%, 16%, and 16%, respectively, of total consolidated revenue.
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
Our DNA sequencing technology is based on our proprietary reversible terminator-based sequencing chemistry, referred to as sequencing by synthesis (SBS) biochemistry. SBS tracks the addition of labeled nucleotides as the DNA chain is copied in a massively parallel fashion. XLEAP-SBSTM, our fastest, highest quality, and most robust version of our SBS chemistry, delivers the highest level of data accuracy and performance on an Illumina instrument. Our XLEAP-SBS sequencing technology provides researchers with a broad range of applications and the ability to sequence more than 20,000 human genomes per year per instrument.
Our sequencing platforms can generate between 500 megabases (Mb) and 16.0 terabases (Tb) (equivalent to approximately 128 human genomes) of genomic data in a single run, depending on the instrument and application. There are different price points per gigabase (Gb) for each instrument, and for different applications, which range from small-genome, amplicon, and targeted gene-panel sequencing to population-scale whole human genome sequencing. Since we launched our first sequencing system in 2007, our systems have significantly reduced the cost of sequencing. In 2023, we launched the NovaSeqTM X Plus, a production-scale sequencing system that can sequence a human genome for as little as $200. In 2024, we launched the benchtop MiSeq i100TM series, our fastest, simplest sequencing system, featuring room temperature reagents, empowering every lab, everywhere.
Illumina informatics products play a critical role in supporting our sequencing applications and customers’ needs across a range of activities, including sample preparation, instrument control and management, and post-run analysis. Our BaseSpaceTM Informatics Suite integrates directly with our sequencing instruments, allowing customers to manage their biological sample and sequencing runs, process and analyze the raw genomic data, and derive meaningful results. It facilitates data sharing, provides data-storage solutions and streamlines analysis through a growing number of applications developed by us and the bioinformatics community. Our DRAGENTM Bio-IT Platform is used for secondary analysis and analyzes sequencing data from a variety of experiment types, including whole genomes, whole exomes, germline and somatic datasets, and RNA sequencing experiments with industry leading accuracy, speed and efficiency. Additionally, Illumina Connected Analytics is an integrated bioinformatics solution that provides a comprehensive, private, cloud-based data platform that empowers customers to manage, analyze, and explore large volumes of multi-omic data in a secure, scalable, and flexible environment.

We also offer advanced interpretation and knowledge aggregation capabilities through our clinical research informatics solutions, which are provided for research use only. Emedgene is an AI-driven genomic interpretation software platform designed to support clinical research and translational research workflows, including rare disease and inherited condition research, by enabling users to curate, prioritize, and analyze genomic variants using a continuously evolving knowledge graph. Illumina Connected Insights complements these capabilities by aggregating curated knowledge sources, publicly available databases, and variant annotations into a single research environment to support consistent, traceable, and reproducible interpretation of genomic data in clinical research settings. These solutions are not intended for use in diagnostic procedures.

In addition, Illumina Connected Multiomics extends our informatics portfolio to support integrated analysis across multiple biological data modalities, including genomics, transcriptomics, proteomics, and other emerging data types. This solution enables customers to combine and analyze multi-omic datasets within a unified research platform, supporting biological discovery, biomarker research, and systems-level insights across academic, pharmaceutical, and applied research settings. Together, these informatics offerings enable Illumina to support customers across the full lifecycle of genomic and multi-omic data, from sequencing through analysis and research insight generation.
In 2025, 2024, and 2023, total sequencing revenue comprised 92%, 91%, and 91%, respectively, of total revenue.

Arrays
Arrays are used for a broad range of DNA analysis applications, including SNP genotyping, CNV analysis, and methylation analysis, and enable the detection of millions of known genetic or epigenetic markers on a single array. Arrays are used across a wide range of applications including agrigenomics, cytogenetics, pharmacogenomics, oncology, disease risk screening, and large scale research studies.
Our BeadArray technology combines microscopic beads and a substrate in a proprietary manufacturing process to produce arrays that can perform many assays simultaneously. This facilitates large-scale analysis of genetic variation and biological function in a unique, high-throughput, cost-effective, and flexible manner. Using our BeadArray technology, we achieve high-throughput analysis via a high density of test sites per array and the ability to format arrays in various configurations. To serve the needs of multiple markets and market segments, we can vary the size, shape, and format of the substrate into which the beads self-assemble and create specific bead types for different applications. Our iScan SystemTM and our NextSeqTM 550 System can be used to image arrays.
In 2025, 2024, and 2023, total array revenue comprised 8%, 9%, and 9%, respectively, of total revenue.
Consumables
We have developed various library preparation and sequencing kits to simplify workflows and accelerate analysis. Our sequencing applications include whole-genome sequencing kits, which sequence entire genomes of any size and complexity, and targeted resequencing kits, which can sequence exomes, specific genes, RNA or other genomic regions of interest. As part of the continued expansion of our multiomics consumables portfolio, including solutions launched in 2025, we introduced new workflows designed to enable the integrated analysis of multiple biological modalities. In January 2025, we launched Illumina Single Cell 3’ RNA Prep, a simple, end-to-end single cell workflow allowing transcriptome studies of hundreds to millions of cells. In September 2025, we launched Illumina Protein Prep, a sequencing-based proteomics assay designed to deliver high-performance, scalable protein analysis. In October 2025, we launched the Illumina 5-base solution, an end-to-end workflow that enables the simultaneous interrogation of genomic and epigenomic information. Our kits are designed to support analysis across genomic, epigenetic, transcriptomic, and proteomic modalities, and are complemented by recently-announced roadmap innovations, including our Constellation Mapped Reads and spatial solutions, which are anticipated to launch in 2026.
Customers use our array-based genotyping consumables for a wide range of analyses, including diverse species, disease-related mutations, and genetic and epigenetic characteristics associated with cancer. Customers can select from a range of human, animal, and agriculturally relevant genome panels or create their own custom arrays to investigate millions of genetic markers targeting any species.
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
Intellectual Property
We have an extensive intellectual property portfolio. As of December 28, 2025, we owned or had exclusive licenses to 1,380 issued U.S. patents and 1,120 pending U.S. patent applications and 7,653 issued patents outside the U.S. and 4,218 pending patent applications outside the U.S. Our issued and pending patents cover various aspects of our arrays, assays, oligo synthesis, sequencing technology, instruments, digital microfluidics, software, bioinformatics, and chemical-detection technologies, and our issued patents have terms that expire between 2026 and 2050. We continue to file new patent applications to protect the full range of our technologies. We have filed or have been granted counterparts for many of these patents and applications in foreign countries.

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
Research and Development
We have historically made substantial investments in research and development and we expect to continue to make investments in research and development during 2026 to support business growth and our innovation pipeline. Our research and development efforts prioritize continuous innovation coupled with product evolution. Research and development expense in 2025, 2024, and 2023 was $967 million, $1,169 million, and $1,354 million, respectively.
Marketing and Distribution
We market and distribute our products directly to customers in North America, Europe, Latin America, and the Asia-Pacific region. In addition, we sell through life-science distributors in certain markets within Europe, the Asia-Pacific region, Latin America, the Middle East, and Africa. We expect to continue making commercial investments in 2026 and beyond as we launch new products and expand our potential commercial base in alignment with our strategy.
Manufacturing
We manufacture sequencing and array platforms and reagent kits. In 2025, we continued to increase our manufacturing capability and capacity, and we expect to increase our manufacturing capability and capacity again in 2026 to meet customer demand. To address increasing product complexity and volume, we continue to automate manufacturing processes to accelerate throughput and improve quality and yield. We are committed to providing medical devices and related services that consistently meet customer and applicable regulatory requirements. We adhere to health and safety standards required by federal, state, and local health ordinances, such as standards for the use, handling, and disposal of hazardous substances. Our key manufacturing and distribution facilities operate under a quality management system certified to ISO 13485.
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
Segment and Geographic Information
We have one reportable segment, Core Illumina, as of December 28, 2025. Prior to the Spin-Off of GRAIL into a separate, independent publicly traded company on June 24, 2024, our reportable segments included both Core Illumina and GRAIL. See note 12. Segment and Geographic Information for details on our reportable segments.
We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Latin America, Europe, China, and the Asia-Pacific region. Shipments to customers outside the United States totaled $2,100 million, or 48%, of total consolidated revenue in 2025, compared to $2,084 million, or 48%, and $2,145 million, or 48%, in 2024 and 2023, respectively. We consider the U.S. dollar to be the functional currency of our international operations due to the primary activities of our foreign subsidiaries. We expect that sales to international customers will continue to be an important and growing source of revenue. See note 1. Organization and Significant Accounting Policies and note 2. Revenue within the Consolidated Financial Statements section of this report for further information concerning our foreign and domestic operations.
Backlog
Our backlog was $738 million and $657 million as of December 28, 2025 and December 29, 2024, respectively, and consists of orders believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters, and whether the product is catalog or custom. We expect 77% of our backlog as of December 28, 2025 to be shipped in 2026, 13% in 2027, and the remainder thereafter. Although we generally recognize revenue when control of our products and services is transferred to our customers, some customer contracts might require us to defer revenue recognition beyond the transfer of control.

Properties
The following table summarizes the facilities we leased as of December 28, 2025, including location and size of each principal facility and designated use. We believe our facilities are adequate for our current and near-term needs, and we will be able to locate additional facilities, as needed.

Location	Approximate Square Feet	Operation	Lease Expiration Dates
San Diego, CA	860,000	Office, Lab, Manufacturing, and Distribution	2030 – 2031
Singapore	564,000	Office, Lab, Manufacturing, and Distribution	2027 – 2037
Cambridge, United Kingdom	181,000	Office, Lab, and Manufacturing	2026 – 2038
San Francisco Bay Area, CA	166,000	Office, Lab, and Manufacturing	2028 – 2033
Madison, WI	133,000	Office, Lab, and Manufacturing	2033
Eindhoven, the Netherlands	90,000	Office and Distribution	2036
China	86,000	Office and Lab	2026 – 2028
India	66,000	Office and Lab	2027 – 2029
Other	123,000	Office and Lab	2026 – 2031
Human Capital
To continue as a leader in genomics, we need to harness the world’s best talent and give them the opportunity to thrive. We are committed to attracting, retaining, and developing extraordinary talent and supporting our people to enable everyone to fully contribute to our mission and deliver on the transformative power of genomics. We drive innovation by embracing new perspectives and making Illumina a place where everyone can belong. Our key human capital objectives include: recruit, retain, and develop top talent, support employee health, safety, and well-being, and engage our people and communities. Additional information is included in our annual Corporate Responsibility Report, located on our website at www.illumina.com/csr. Information on our website, including the Corporate Responsibility Report, shall not be deemed incorporated by reference into this Annual Report. Our annual Corporate Responsibility Report is guided by the reporting frameworks of the Global Reporting Initiative (GRI), Sustainable Accounting Standards Board (SASB), and the Task Force for Climate related Financial Disclosures (TCFD).
As of December 28, 2025, our global workforce was comprised of approximately 8,600 full time employees, 50 part time employees, and 1,430 contingent workers. The regional representation includes approximately 4,740 employees in the Americas, 1,280 employees in Europe, 2,350 employees in Africa, Middle East and Asia, and 290 employees in Greater China. The global voluntary turnover rate for 2025 was 8%. Additional details about our workforce for 2025 will be available in our annual Corporate Responsibility Report, which we expect to publish in April 2026 on our website at www.illumina.com/csr.
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
Environmental Matters
As a global corporate citizen, we recognize the importance of the environment to a healthy, sustainable future for our business, our customers, and communities. We are committed to the protection of our employees and the environment with an approach to continuously strengthen our environmental stewardship. We believe that we are in material compliance with current applicable laws and regulations. However, we could be held liable for damages and fines should contamination of the environment or individual exposures to hazardous substances occur. In addition, we cannot predict how changes in these laws and regulations, or the development of new laws and regulations, will affect our business operations or the cost of compliance. Further, regulators are considering, and in some cases have implemented, new environmental disclosure rules. For example, California has recently enacted new climate-related disclosure rules and requirements. The cost of complying with any new disclosure regimes is uncertain. In addition, climate change may impact our business by increasing operating costs due to additional regulatory requirements, physical risks to our facilities, energy limitations, and disruptions to our supply chain. These potential risks are accounted for in our business planning, including investment in renewable energy, reducing energy and water consumption, greenhouse gas emissions, and waste production. As part of our climate action plan, we established emission reduction targets in line with a 1.5 degree pathway, established Net Zero emission commitments by 2050, and had those targets verified by the Sciences Based Target Initiative. Additional information is included in our annual Corporate Responsibility Report located on our website at www.Illumina.com/csr.

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
In addition, a reduction or delay in research and development budgets and government funding may adversely affect our business. Many of our customers’, and a portion of our own, research and development and other activities have been funded, or may be funded in the future, by government grants, including from the U.S. National Institutes of Health, or NIH. Any reduction, delay, or elimination of government funding, or failure to comply with grant requirements, could materially and adversely affect our or our customers’ research programs, product development, manufacturing operations and financial condition.
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

The markets we serve are dynamic — we face intense and increasing competition, which could render our products obsolete, result in significant price reductions, or substantially limit the volume of products that we sell, and increasing customer concentration makes us more dependent on key customers.
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
We are facing and anticipate that we will continue to face increased competition as existing companies develop new or improved products and as new companies enter the market with new technologies. One or more of our competitors may render one or more of our technologies obsolete or uneconomical, which would materially and adversely impact our business prospects and financial condition. Some of our competitors have greater financial and personnel resources, broader product lines, more focused product lines, a more established customer base, more experience and broader reach in clinical markets, and more experience in research and development than we do. Furthermore, life sciences, clinical genomics, and pharmaceutical companies, which are our potential customers and strategic partners, could also develop competing products. We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product; therefore, it may be difficult to generate sales to potential customers who have purchased products from competitors. To the extent we are unable to be the first to develop or supply new products, our competitive position may suffer.
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
A portion of our revenue is increasingly derived from a small number of large, centralized laboratory customers. If these customers continue to represent a growing share of our total sales, the loss of, or reduction in purchases by, any one of these key customers could materially and adversely affect our business, financial condition, and results of operations. Increased customer concentration may result in greater pricing pressure, reduced negotiating leverage, and increased exposure to credit risk. As a result, our operating results could therefore fluctuate more significantly from period to period in the future, depending on the purchasing patterns of these large customers.
Regulatory authorities in China have added Illumina to the List of Unreliable Entities, which could result in fines or restrictions on our ability to do business in China and could have a material adverse effect on our revenue and results of operations.
On February 4, 2025, regulatory authorities in China announced that Illumina had been added to the List of Unreliable Entities under the Provisions of the List of Unreliable Entities (the UEL Provisions). Under the UEL Provisions, potential penalties for companies placed on the List of Unreliable Entities can include monetary fines, restrictions or prohibitions on the sale of goods in China, engaging in import and export activities related to China, making investments in, or extracting investments from, China, denial of entry of our relevant personnel into China, restrictions or revocation of work permits, stay or residence status of our relevant personnel in China, or other measures. On March 4, 2025, we received a notice from regulatory authorities in China that Illumina would no longer be permitted to export sequencing instruments into China. On November 5, 2025, such regulatory authorities decided that, effective November 10, 2025, Illumina would again be permitted to export sequencing instruments to Chinese companies, but such transactions remain subject to approval on a case-by-case basis.

We cannot currently predict the duration of our inclusion on the List of Unreliable Entities, and whether further actions may be taken by the regulatory authorities in China. Any future decision by such regulatory authorities to take action to impose and enforce additional penalties or restrictions against us could have a material adverse effect on our revenue and results of operations. Furthermore, if, as a result of any such penalties or restrictions, we were to cease entirely or curtail operations in China, we could incur material impairment charges related to any such exit or disposal activities. Our revenue from the Greater China region, which includes China, Taiwan, and Hong Kong, was $243 million in 2025. See note 2. Revenue.
Changes in tariffs, trade restrictions, and customs or export/import regulations have impacted, and we expect will continue to impact, our business by increasing costs and administrative burdens, disrupting cross-border flows, and affecting customer demand.
We operate a diversified, global supply chain. Recent tariff measures and related policy actions have already resulted in higher input costs and longer lead times, and we expect continued volatility in tariff rates, sector-specific duties, and licensing or other trade requirements in the U.S. and key international markets (including China) that may further raise costs, constrain pricing, reduce demand, or cause inventory imbalances. While we pursue mitigation efforts, these actions may not be successful, timely, or economically feasible, and our ability to pass cost increases to customers may be limited, any of which could adversely affect our business, cash flows, financial condition, and results of operations.
If we do not successfully manage the development, manufacturing, and launch of new products or services, including product updates and transitions, our financial results could be adversely affected.
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
As we announce future products or integrate new products into our portfolio, such as new instruments or instrument platforms, we face numerous risks relating to product transitions and the evolution of our product portfolio. We may be unable to accurately forecast new product demand and the impact of new products on the demand for current or established products. We may experience challenges relating to managing excess and obsolete inventories, managing new or higher product cost structures, and managing different sales and support requirements. Announcements of currently planned or other new products may cause customers to defer or stop purchasing our current or established products until new products become available. We may encounter significant challenges in scaling up or adapting our manufacturing and supply chain processes to support new products, which could result in delays, increased costs, or disruptions to product availability. In addition, customers may defer or stop purchasing our current or established products as they assess the features and technological characteristics of new products, as compared to our current or established products, before making a financial commitment.
In addition, from time to time, we develop and implement product updates, including significant hardware or software updates to in-service products, such as our NovaSeq X sequencing platform. Such product updates may materially impact how such products operate. Therefore, if we are unable to implement such updates on a cost-effective and timely basis, or if such updates are not successful technologically or operationally for our customers, our business and reputation could be adversely affected, and our financial results could suffer.
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
We expect to increase our manufacturing and service capacity and capability to meet the anticipated demand for our products. Although we have consistently increased our manufacturing and service capacity and capability, and we believe we have plans in place sufficient to ensure we have adequate capacity to meet our current business plans, there are uncertainties inherent in expanding our manufacturing and service capabilities, and we may not be able to sufficiently increase our capacity in a timely manner. For example, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facilities and launch new products. Also, we may not manufacture the right product mix to meet customer demand, especially as we introduce new products. As a result, we may experience difficulties in meeting customer, collaborator, and internal demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Additionally, in the past, we have experienced variations in manufacturing conditions and quality control issues that have temporarily reduced or suspended production of certain products. Due to the intricate nature of manufacturing complex instruments, consumables, and products that contain DNA and enzymes, we may encounter similar or previously unknown manufacturing difficulties in the future that could significantly reduce production yields, impact our ability to launch or sell these products (or to produce them economically), or prevent us from achieving expected performance levels, any of which could adversely affect our business, financial condition, or results of operations.
An interruption in our ability to manufacture our products or an inability to obtain key components or raw materials due to a catastrophic disaster, infectious disease, or infrastructure failure could adversely affect our business.
We currently manufacture in a limited number of locations. Our manufacturing facilities are located in San Diego and the San Francisco Bay Area in California; Madison, Wisconsin; Cambridge, United Kingdom; and Singapore. These areas are subject to natural disasters such as earthquakes, wildfires, or floods. If a natural disaster were to damage one of our facilities significantly or if other events, such as the outbreak of a serious infectious disease, were to cause our operations to fail or be significantly curtailed, we may be unable to manufacture our products, provide our services, or develop new products. In addition, if the capabilities of our suppliers and component manufacturers are limited or stopped, due to the outbreak of a serious infectious disease, natural or other disasters, quality, regulatory, or other reasons, it could negatively impact our ability to manufacture or distribute our products.

Many of our product manufacturing and distribution processes are automated and are controlled by information management systems, including significant network and storage infrastructure. If either our information management systems or our network or storage infrastructure were to fail for an extended period of time, our ability to manufacture or distribute our products on a timely basis could be adversely impacted and we could be prevented from achieving our expected shipments in any given period.
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
Risks Related to Acquisitions
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
On June 24, 2024, we completed the separation (the Spin-Off) of GRAIL into a separate, independent publicly traded company as described in note 8. GRAIL Spin-Off within the Consolidated Financial Statements. We incurred significant costs to complete the Spin-Off, including significant legal, financial advisory, regulatory and other professional services fees and additional expenses, and assumed certain liabilities in connection therewith.

Furthermore, we have and may continue to become subject to stockholder inspection demands under Delaware law, investigations initiated by regulators and law firms, and derivative or other similar litigation that can be expensive, divert management attention and human and financial capital to less productive uses and result in potential reputational damage. The GRAIL acquisition and subsequent litigation resulted in, among other things (i) the filing of securities class actions in the United States District Court for the Southern District of California: Kangas v. Illumina, Inc. et al., Roy v. Illumina, Inc. et al., and Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al.; (ii) the filing of two securities class actions in the Superior Court of the State of California, County of San Mateo: Loren Scott Mar v. Illumina, et al. and Scott Zerzanek v. Illumina, Inc. et al.; (iii) the filing of a stockholder derivative and class action complaint captioned Icahn Partners LP, et al. v. deSouza, et al.; (iv) the filing of a stockholder derivative complaint captioned City of Omaha Police and Firefighters Retirement System v. deSouza, et al.; (v) the filing of a stockholder derivative complaint captioned City of Roseville General Employees Retirement System, et al. v. deSouza, et al.; and (vi) the filing of a stockholder derivative complaint captioned Pavers and Road Builders Benefit Funds v. John Thompson et al. See note 9. Legal Proceedings within the Consolidated Financial Statements for further details. In the event that any of the matters described above result in one or more adverse judgments or settlements, we may experience an adverse impact on our financial condition, results of operations or stock price.
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

Following the Spin-Off, we remain the obligor on the contingent value rights (the CVRs) we issued in connection with the GRAIL Acquisition, and the Spin-Off could adversely affect the market value of the CVRs.
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

In addition, we market certain products “For Research Use Only. Not for use in diagnostic procedures,” or RUO. Although some decentralized clinical laboratories may independently choose to incorporate RUO components into laboratory‑developed tests (LDTs) under applicable frameworks, our RUO labeling and policies prohibit promoting clinical use. Nevertheless, regulators could interpret our interactions with such labs—including sales practices, training, technical support, collateral, or performance data sharing—as evidence of diagnostic intended use or off‑label promotion, exposing us to inspections, warning letters, civil or criminal penalties, injunctions, product seizures, mandatory recalls, or requirements to obtain clearances/approvals or to re‑label products. Outside the U.S., under the EU IVDR, a lab that uses RUO products for patient testing can be deemed the manufacturer of the test, which increases scrutiny of our role and could result in parallel regulatory or reputational risk. Even with robust compliance training and operating procedures, government investigations (including qui tam actions), customer audits, loss of key customers, and delays in product availability could arise, which could have material adverse effects on our business, financial condition, results of operations, and reputation.
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
In the ordinary course of our business, we collect sensitive data, including intellectual property, our proprietary business information (and that of our customers), and personally identifiable information of our customers, vendors and employees and store it in our data centers and on our networks. Our customers also collect sensitive data and personally identifiable information using our products. The secure maintenance of information is important to our operations and business strategy. Despite our information systems’ security measures and the security measures built into our products, as well as rigorous employee training and robust operating procedures, our information technology infrastructure and our products may in the future be, and have in the past been, impacted by cyber-attacks, human error, malfeasance, or other disruptions.
We and users of our products may face, and in the past have faced, cyber-attacks, including from nation state actors or advanced persistent threats who attempt to penetrate our or our customers’ network security, including our data centers; sabotage or otherwise disable our research, products, and services, including instruments at our customers’ sites; misappropriate our or our customers' and partners' proprietary information, which may include personally identifiable information; or cause interruptions of our or our customers’ internal operations, systems and services, including through ransomware attacks. Any resulting breach could compromise our or our customers’ networks and the information stored there could be accessed, publicly disclosed, lost, or exfiltrated. Any such access, disruption, disclosure, or other loss of information could result in an adverse impact on our or our customers’ business, legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.
Disruption of critical information technology systems could have an adverse effect on our operations, business, customer relations, and financial condition.
Our success depends, in part, on the continued and uninterrupted performance of our IT systems, which are used extensively in virtually all aspects of our business. IT systems may be vulnerable to damage or disruption from a variety of sources, including telecommunications or network failures, power loss, natural disasters, human acts, terrorist attacks, computer viruses, computer denial-of-service attacks, ransomware attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm or exploit our information systems. Certain of our systems are not redundant, and our disaster recovery planning does not address every eventuality. Further, the development of artificial intelligence is creating unforeseen, more sophisticated attacks. Despite any precautions we may take, such problems could result in, among other consequences, disruption of our operations, which could harm our reputation and financial results.
As we continuously adjust our procedures and business practices and add additional functionality to our enterprise software, including generative artificial intelligence tools, problems could arise that we have not foreseen, including interruptions in service, loss of data, inaccurate data, or reduced functionality. Such problems could adversely impact our ability to run our business in a timely manner.

In addition, from time to time, we undertake significant changes to our enterprise applications, including enterprise resource planning and adjacent systems. If these projects are delayed, exceed cost estimates, or do not perform as intended, we could experience operational disruptions (for example, in order processing, manufacturing, fulfillment, or financial reporting) and incremental costs, any of which could adversely affect our business, results of operations, or financial condition.
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
Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and consumes significant management resources. If we fail to coordinate and manage these activities effectively, including the risks noted below, our business, financial condition, or results of operations could be adversely affected. We have sales offices located internationally throughout Europe, the Asia-Pacific region, and Brazil, as well as manufacturing and research facilities in Singapore and the United Kingdom. Shipments to customers outside the United States comprised 48% of our total revenue in each of 2025, 2024, and 2023.
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
•uncertainty regarding, or potential changes in, diplomatic and trade relationships, for example, as a result of changes in the U.S. government administration;
•the impact of tariffs recently imposed by the U.S. government and its trading partners in response, other possible tariffs or trade protection measures, import or export licensing requirements, new or different customs duties, trade embargoes and sanctions and other trade barriers;
•significant taxes; and
•general geopolitical risks beyond our control, including political, social and economic instability, changes in diplomatic and trade relations as a result of changes in the U.S. government administration or for other reasons, and security concerns in general.
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
Armed conflict in Ukraine, Russia, the Middle East or elsewhere could also negatively impact us.
The impact of the Russia-Ukraine conflict, and armed conflict in the Middle East or elsewhere on general economic conditions is uncertain and could in the future have a negative effect on our results of operations, cash flows, financial condition or growth prospects. For example, as a result of the armed conflict between Russia and Ukraine, doing business in the Ukraine is challenging and may not be practicable. In addition, the U.S. and other countries have imposed sanctions on Russia, including its major financial institutions and certain other businesses and individuals, as well as restrictions on exports to Russia. These sanctions and export restrictions have increased in magnitude over time. Russia has responded in kind, and the continuation of the conflict may result in additional sanctions and export restrictions being enacted by the U.S. or other countries. The impact of these sanctions and export restrictions, along with the spillover effect of ongoing civil, political and economic disturbances on surrounding areas, has affected our ability to ship products into the region, and has reduced our sales in the region. Sanctions or export restrictions currently prohibit our ability to collect or pay liabilities owed by or to certain Russian entities or to supply products and services, directly or indirectly, into Russia.

We are exposed to risks associated with transactions denominated in foreign currency.
During 2025, more than half of our international sales were denominated in foreign currencies, while the majority of our purchases of raw materials were denominated in U.S. dollars. Changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Changes in currency exchange rates may also affect the relative prices at which we are able to sell products in the same market. Our revenues from international customers may be negatively impacted as increases in the U.S. dollar relative to our international customers local currency could make our products more expensive, impacting our ability to compete. Our costs of materials from international suppliers may increase if, in order to continue doing business with us, they raise their prices as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Recent global financial conditions have led to a high level of volatility in foreign currency exchange rates and that level of volatility may continue, which could adversely affect our business, financial condition, or results of operations.
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
Worsening economic conditions, including inflation, increasing interest rates, decreasing economic activity, volatility in equity and credit markets or other changes in the economic environment, may adversely affect our business, financial condition, or results of operations. For example, we depend on third-party manufacturers and suppliers for some of our products, or sub-assemblies, components, and materials used in our products, and the suppliers of these inputs may seek to raise prices in the current inflationary economic environment. If our costs increase and we are unable to successfully pass along those increased costs to our customers, our revenue and or operating profitability may be adversely affected. In addition, we have a variable-interest-rate credit facility (see note 5. Debt and Other Commitments), under which we have no currently outstanding debt, and we may in the future raise additional debt or refinance existing debt. Our cost of borrowing in the future may be higher than it has been to date because interest rates have risen and may continue to increase. An increased cost of borrowing may adversely affect our financial condition and results of operations.

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

	2025		2024
	High	Low	High	Low
First Quarter	$153.06	$79.30	$145.50	$123.54
Second Quarter	$95.99	$68.70	$136.02	$98.27
Third Quarter	$111.00	$91.36	$137.18	$103.57
Fourth Quarter	$138.80	$88.00	$156.66	$125.06

Stock Performance Graph

The graph below compares the cumulative total stockholder returns on our common stock for the last five fiscal years with the cumulative total stockholder returns on the Nasdaq Composite Index, the Nasdaq Biotechnology Index, and the S&P 500 Index for the same period. The graph assumes that $100 was invested on January 3, 2021 in our common stock and in each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Compare 5-Year Cumulative Total Return among Illumina, Nasdaq Composite Index,
Nasdaq Biotechnology Index, and S&P 500 Index

200
150
100
50
0
DOLLARS
01.03.21
01.02.22
01.01.23
12.31.23
12.29.24
12.28.25
Illumina, Inc.
S&P 500 Index
NASDAQ Composite Index
NASDAQ Biotechnology Index

Holders

As of February 6, 2026, we had 443 record holders of our common stock.

Dividends

We have never paid cash dividends and have no present intention to pay cash dividends in the foreseeable future.

SHARE REPURCHASES AND SALES
Purchases of Equity Securities by the Issuer
In August 2024, our Board of Directors authorized a share repurchase program, which canceled and superseded all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. The repurchases may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Shares repurchased in open market transactions pursuant to this program during 2025 were as follows:

In thousands, except price per share	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
First Quarter	1,728	$115.74	1,728	$1,184,405
Second Quarter	4,489	$84.66	4,489	$804,406
Third Quarter	1,236	$97.10	1,236	$684,405
Fourth Quarter (1)	337	$124.12	337	$642,605
Total	7,790	$95.23	7,790	$642,605
_____________
(1)Average price paid per share excludes the excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
(1) Repurchases during the fourth quarter of 2025 were as follows:

In thousands, except price per share	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 29, 2025 - October 26, 2025	—	$—	—	$684,405
October 27, 2025 - November 23, 2025	204	$120.35	204	$659,842
November 24, 2025 - December 28, 2025	133	$129.93	133	$642,605
Total	337	$124.12	337	$642,605
_____________
(1)Average price paid per share excludes the excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
Sales of Unregistered Securities
There were no sales of unregistered securities in 2025.

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
This MD&A generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended 2024.

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

On June 24, 2024, we completed the Spin-Off of GRAIL into a new public company through the distribution of approximately 85.5% of the outstanding shares of common stock of GRAIL to Illumina stockholders on a pro rata basis. We retained approximately 14.5% of the shares of GRAIL common stock immediately following the Spin-Off. The disposition of GRAIL did not meet the criteria to be reported as a discontinued operation and accordingly, GRAIL’s assets, liabilities, results of operations and cash flows have not been reclassified. In connection with the Spin-Off, Illumina’s stockholders received one share of GRAIL common stock for every six shares of Illumina common stock held on the Record Date. Refer to note 8. GRAIL Spin-Off for further details.
We have one reportable segment, Core Illumina, as of December 28, 2025. Prior to the Spin-Off of GRAIL on June 24, 2024, our reportable segments included both Core Illumina and GRAIL. See note 12. Segment and Geographic Information within the Consolidated Financial Statements section of this report for details on our reportable segments.
On June 22, 2025, we entered into a Stock Purchase Agreement (the Purchase Agreement) with Standard BioTools to acquire SomaLogic and other specified assets for $350 million in cash, subject to customary adjustments. The Purchase Agreement further provides for, in connection with the revenues generated from certain products and services, (i) royalty streams and (ii) up to $75 million in potential milestone payments to Standard BioTools. We believe the acquisition will enhance our presence in the expanding proteomics market and advance our multiomics strategy. The transaction was completed on January 30, 2026. See note 13. Subsequent Events for further details.
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
Financial Overview
In 2024, we outlined key strategic goals focused on a return to revenue growth and improved margin performance by the end of 2027. Throughout 2025, we experienced several headwinds including macroeconomic factors such as tariffs, inflation, exchange rate fluctuations and concerns about an economic downturn, competitive challenges in our China region, the sanctions imposed on Russia as a result of the armed conflict between Russia and Ukraine, and reductions in the U.S. government’s funding of the NIH, all of which have impacted both Illumina directly and our customers’ behavior. For example, some customers, specifically research customers, continue to manage inventory and capital more conservatively and some labs are delaying projects due to funding concerns. Additionally, in early 2025, we were added to the unreliable entities list by regulatory authorities in China. See the risk factor “Regulatory authorities in China have added Illumina to the List of Unreliable Entities” in Risk Factors within the Business & Market Information section of this report for additional information. We expect these factors to continue to impact our sales and results of operations in 2026 and beyond, the size and duration of which is significantly uncertain.
Beginning in April 2025, the U.S. government and several other countries enacted tariffs. Under the current tariff environment, the largest cost impact to us relates to importation from our manufacturing facility in Singapore. The remainder is a mix of importation of parts and sub-assemblies to our manufacturing operations in the United States and importation into China. We have and will continue to take several actions to fully mitigate the impact of these tariffs, and we partially mitigated the impact in 2025, through supply chain optimization, cost measures, and pricing actions. Based on the current tariff environment, our aim is to more fully mitigate the impact in 2026.
Despite these challenges, we made significant progress towards our strategic goals in achieving revenue growth and improving operating margins in 2025. During 2025, we focused on our operational excellence initiatives to improve productivity and achieve cost savings and on our capital allocation strategy, including significant share repurchases. In early 2025, we also implemented an incremental $100 million cost reduction program for 2025, including optimizing stock-based compensation and non-labor spending and accelerating certain productivity measures, as well as workforce reductions, to help mitigate the expected impact of a reduction in revenue and related operating income from our Greater China business, as a result of being added to the List of Unreliable Entities, and the uncertainty in the U.S. government’s funding of the NIH. We expect to make further progress towards our strategic goals in 2026.

Financial highlights for 2025 included the following:
•Core Illumina revenue was $4.34 billion in 2025 and relatively flat compared to revenue of $4.33 billion in 2024. Consumables revenue increased primarily due to demand for high-throughput consumables, partially offset by decreased service and other revenue, primarily due to decreased revenue from our strategic partnerships, and a decrease in instruments revenue, primarily due to fewer shipments of our high- and mid-throughput sequencing instruments. Total revenue in 2025 was impacted, across all products and services, by a decrease in revenue in our Greater China region of $65 million, primarily due to our inclusion on the List of Unreliable Entities. Consolidated revenue decreased 1% in 2025 to $4.34 billion compared to $4.37 billion in 2024 primarily due to a decrease in service and other revenue, driven by a decrease in GRAIL service and other revenue of $55 million as a result of the Spin-Off in 2024.
•Core Illumina gross margin was 66.1% in 2025 compared to 67.1% in 2024. Gross margin decreased primarily due to higher costs related to tariffs and a $23 million intangible asset impairment, partially offset by lower strategic partnership revenue, that is lower margin, and a more favorable product mix towards consumables. Consolidated gross margin was 66.1% in 2025 compared to 65.4% in 2024, and the increase was driven by the Spin-Off of GRAIL in 2024. Our gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and development and licensing revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; tariffs; and product support obligations.
•Core Illumina income from operations was $807 million in 2025 compared to $1,473 million in 2024. Total operating expense increased $628 million and gross profit decreased $39 million. The increase in Core Illumina operating expense was primarily due to a gain of $456 million recognized in 2024 for legal contingency and settlement, primarily related to the withdrawn European Commission fine, and a gain recognized on our contingent consideration liabilities, primarily related to the GRAIL CVRs, of $315 million, partially offset by a decrease in acquisition-related costs, which included $53 million in 2024 directly related to the GRAIL Spin-Off. Excluding these impacts, Core Illumina operating expense decreased in 2025, primarily due to our continued focus on our operational excellence and cost reduction initiatives to accelerate growth and expand operating margins. Consolidated income from operations was $807 million in 2025 compared to a loss of $833 million in 2024. Total operating expense decreased $1,631 million and gross profit increased $9 million. The decrease in operating expense was primarily driven by a decrease in GRAIL operating expense of $2,267 million due to the Spin-Off in 2024, primarily related to the $1,886 million goodwill and intangible asset impairments recognized in 2024.
•Our effective tax rate was 21.7% and (3.8)% in 2025 and 2024, respectively. The variance from the U.S. federal statutory tax rate of 21% was primarily due to the net change to valuation allowances against certain deferred tax assets in the U.S. and Singapore. The income tax rate in 2025 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as Singapore.
•We ended 2025 with cash, cash equivalents, and short-term investments totaling $1,633 million, of which approximately $444 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS

To enhance comparability, the following table sets forth audited consolidated statement of operations data for 2025, 2024, and 2023, stated as a percentage of total revenue. (1)

	2025	2024	2023
Revenue:
Product revenue	85.4%	83.6%	84.1%
Service and other revenue	14.6	16.4	15.9
Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	25.5	23.3	26.1
Cost of service and other revenue	6.9	8.4	8.7
Amortization of acquired intangible assets	1.5	2.9	4.3
Total cost of revenue	33.9	34.6	39.1
Gross profit	66.1	65.4	60.9
Operating expense:
Research and development	22.3	26.7	30.1
Selling, general and administrative	25.0	25.0	35.8
Goodwill and intangible impairment	—	43.2	18.3
Legal contingency and settlement	0.2	(10.4)	0.4
Total operating expense	47.5	84.5	84.6
Income (loss) from operations	18.6	(19.1)	(23.7)
Other income (expense):
Interest income	0.9	1.1	1.3
Interest expense	(2.3)	(2.3)	(1.7)
Other income (expense), net	7.8	(6.7)	(0.7)
Total other income (expense), net	6.4	(7.9)	(1.1)
Income (loss) before income taxes	25.0	(27.0)	(24.8)
Provision for income taxes	5.4	1.0	1.0
Net income (loss)	19.6%	(28.0)%	(25.8)%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

	2025-2024
Dollars in millions	2025	2024	Change	% Change
Core Illumina:
Consumables	$3,227	$3,169	$58	2%
Instruments	482	501	(19)	(4)
Total product revenue	3,709	3,670	39	1
Service and other revenue	634	662	(28)	(4)
Total Core Illumina revenue	4,343	4,332	11	—
GRAIL:
Service and other revenue	—	55	(55)	(100)
Eliminations	—	(15)	15	(100)
Total consolidated revenue	$4,343	$4,372	$(29)	(1)%

Core Illumina consumables revenue increased in 2025 primarily due to demand for high-throughput consumables as customers continue to transition to NovaSeq X. Core Illumina instruments revenue decreased in 2025 primarily due to fewer shipments of our high- and mid-throughput instruments, as capital and cash flow constraints continue to impact our customer’s purchasing behavior, partially offset by an increase in MiSeq i100 Series shipments. Core Illumina service and other revenue decreased in 2025 primarily due to decreased revenue from our strategic partnerships. Total revenue in 2025 was impacted, across all products and services, by a decrease in revenue in our Greater China region of $65 million, primarily due to our inclusion on the List of Unreliable Entities in the beginning of the year.
The decrease in GRAIL revenue in 2025 was due to the Spin-Off in Q2 2024.

Gross Margin

	2025-2024
Dollars in millions	2025	2024	Change	% Change
Gross profit (loss):
Core Illumina	$2,870	$2,909	$(39)	(1)%
GRAIL	—	(38)	38	(100)
Eliminations	—	(10)	10	(100)
Consolidated gross profit	$2,870	$2,861	$9	—%

Gross margin:
Core Illumina	66.1%	67.1%
GRAIL	*	*
Consolidated gross margin	66.1%	65.4%
_____________
*Not meaningful.

The decrease in Core Illumina gross margin in 2025 was primarily due to higher costs related to tariffs and a $23 million intangible asset impairment, partially offset by lower strategic partnership revenue, that is lower margin, and a more favorable product mix towards consumables.
The decrease in GRAIL gross loss in 2025 was due to the Spin-Off in Q2 2024.

Operating Expense

	2025-2024
Dollars in millions	2025	2024	Change	% Change
Research and development:
Core Illumina	$967	$988	$(21)	(2)%
GRAIL	—	189	(189)	(100)
Eliminations	—	(8)	8	(100)
Consolidated research and development	967	1,169	(202)	(17)

Selling, general and administrative:
Core Illumina	1,086	900	186	21
GRAIL	—	192	(192)	(100)
Consolidated selling, general and administrative	1,086	1,092	(6)	(1)

Goodwill and intangible impairment:
Core Illumina	—	3	(3)	(100)
GRAIL	—	1,886	(1,886)	(100)
Consolidated goodwill and intangible impairment	—	1,889	(1,889)	(100)

Legal contingency and settlement:
Core Illumina	10	(456)	466	(102)

Total consolidated operating expense	$2,063	$3,694	$(1,631)	(44)%

Core Illumina R&D expense decreased by $21 million, or 2%, in 2025 primarily due to decreases in employee-related compensation costs, including share-based compensation expense related to our optimization efforts, and a decrease in outside professional services, partially offset by an increase in restructuring charges of $14 million.
Core Illumina SG&A expense increased by $186 million, or 21%, in 2025. In 2024, we recognized a net gain on our contingent consideration liabilities, primarily related to the GRAIL CVRs, of $315 million. Excluding this impact, SG&A expense decreased in 2025 primarily due to a decrease in acquisition-related costs, which included $53 million of expenses incurred related to the Spin-Off of GRAIL, a decrease in restructuring charges of $32 million, primarily due to lease and other asset impairments recognized in 2024, decreases in employee-related compensation costs, including share-based compensation expense related to optimization efforts, and a decrease in outside professional services. These decreases were partially offset by a $19 million non-cash donation to the Illumina Foundation.
The decrease in GRAIL R&D and SG&A expense in 2025 was due to the Spin-Off in Q2 2024.
GRAIL goodwill and intangible impairment in 2024 consisted of goodwill impairment of $1,466 million and an IPR&D intangible asset impairment of $420 million. Core Illumina goodwill and intangible impairment in 2024 consisted of an IPR&D intangible asset impairment. See note 4. Intangible Assets, Goodwill and Acquisitions for additional details.
Core Illumina legal contingency and settlement in 2024 primarily consisted of a gain of $489 million resulting from the reversal of the EC fine accrual, and related accrued interest, following the European Commission’s decision to withdraw its previously imposed fine. See note 8. GRAIL Spin-Off for additional details.

Other Income (Expense)

	2025-2024
Dollars in millions	2025	2024	Change	% Change
Interest income	$40	$46	$(6)	(13)%
Interest expense	(101)	(100)	(1)	1
Other income (expense), net	340	(292)	632	(216)
Total other income (expense), net (1)	$279	$(346)	$625	(181)%
_____________
(1)Total other income (expense), net in 2024 primarily relates to Core Illumina segment.

Interest income consisted primarily of interest earned on our money market funds. Interest expense consisted primarily of interest on our outstanding term debt. The increase in other income (expense), net in 2025 was primarily due to net gains (realized and unrealized) recognized on our strategic investments of $328 million in 2025 compared to net losses of $312 million recognized in 2024, which primarily related to our retained investment in GRAIL for both periods. This increase was partially offset by a $15 million gain on our Helix contingent value right in 2024.

Provision for Income Taxes

	2025-2024
Dollars in millions	2025	2024	Change	% Change
Income (loss) before income taxes	$1,086	$(1,179)	$2,265	(192)%
Provision for income taxes	236	44	192	436
Net income (loss)	$850	$(1,223)	$2,073	(170)%
Effective tax rate	21.7%	(3.8)%

In 2025, the variance from the U.S. federal statutory tax rate of 21% was primarily due to the release of a valuation allowance of $74 million against certain deferred tax assets in Singapore. This was partially offset by the implications of the U.S. tax legislation that was signed on July 4, 2025, which included changes to no longer require capitalization of U.S. based research and development expenses. While the changes from the recent U.S. tax legislation were favorable, based on available evidence, the increased U.S. tax deductions resulted in a determination that it is more likely than not the future realization of deferred tax assets associated with certain U.S. foreign tax credits may not be achieved. Therefore, a valuation allowance of $62 million was recorded against the deferred tax assets associated with certain U.S. foreign tax credits. The income tax rate in 2025 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as Singapore.

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

LIQUIDITY AND CAPITAL RESOURCES
As of December 28, 2025, we had $1,418 million in cash and cash equivalents, of which $444 million was held by foreign subsidiaries. Cash and cash equivalents increased by $291 million from the prior year due to factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. In 2025, we received net proceeds from the issuance of our 2030 Term Notes of $495 million, and repaid $500 million for our 2025 Term Notes. Our ability to generate cash from operations, supplemented with the issuance of debt and/or liquidation of our short-term investments, provides us with the financial flexibility we need to meet operating, investing, and financing needs. In 2025, we received proceeds from net sales of our strategic investments of $103 million. As of December 28, 2025, we had $215 million remaining in short-term investments, comprised of marketable equity securities. Subsequent to December 28, 2025 and through February 11, 2026, we received additional proceeds of approximately $104 million from subsequent sales of our short-term strategic investments.
In November 2025, we issued $500 million aggregate principal amount of 2030 Term Notes. We received net proceeds of $495 million. The 2030 Term Notes, which mature on December 12, 2030, accrue interest at a rate of 4.750% per annum, payable semi-annually on June 12 and December 12 of each year, beginning on June 12, 2026. We may redeem for cash all or any portion of the 2030 Term Notes, at our option, at any time prior to maturity.
In September 2024, we issued $500 million aggregate principal amount of 2026 Term Notes, which mature on September 9, 2026 and accrue interest at a rate of 4.650% per annum, payable semi-annually in March and September of each year. In December 2022, we issued $500 million aggregate principal amount of 2025 Term Notes and $500 million aggregate principal amount of 2027 Term Notes. The 2025 Term Notes matured and were repaid in cash on December 12, 2025. The 2027 Term Notes mature on December 13, 2027 and accrue interest at a rate of 5.750% per annum, payable semi-annually in June and December of each year. In March 2021, we issued $500 million aggregate principal amount of 2031 Term Notes, which mature on March 23, 2031, and accrue interest at a rate of 2.550% per annum, payable semi-annually in March and September of each year. We may redeem for cash all or any portion of the 2026, 2027, or 2031 Term Notes, at our option, at any time prior to maturity.
In January 2023, we entered into the Revolving Credit Agreement, which provides us with a $750 million senior unsecured five-year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The credit facility matures, and all amounts outstanding become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option, the consent of the extending lenders, and certain other conditions. As of December 28, 2025, there were no outstanding borrowings.
On June 22, 2025, we entered into a Stock Purchase Agreement (the Purchase Agreement) with Standard BioTools to acquire SomaLogic and other specified assets for $350 million in cash, subject to customary adjustments. The Purchase Agreement further provides for, in connection with the revenues generated from certain products and services, (i) royalty streams and (ii) up to $75 million in potential milestone payments to Standard BioTools. The transaction was completed on January 30, 2026. See note 13. Subsequent Events for further details.
As of December 28, 2025, the fair value of our contingent consideration liability related to GRAIL was $54 million, of which $52 million was included in other long-term liabilities. The contingent value rights entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year through August 2033. This reflects a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year is subject to a 9% contingent payment right during this same period. In 2025, we paid $1.3 million in aggregate Covered Revenue Payments related to aggregate Covered Revenues for the period Q4 2024 through Q3 2025 of $142 million.
In August 2024, our Board of Directors authorized a share repurchase program, which canceled and superseded all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. The repurchases may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Authorizations to repurchase up to $643 million of our outstanding common stock remained available as of December 28, 2025. Subsequent to December 28, 2025 and through February 11, 2026, we repurchased an additional approximate 264,000 shares of our common stock for approximately $32 million. We intend to continue to repurchase incremental shares over the course of 2026.
We had $3 million, $33 million, and $25 million, respectively, remaining in capital commitments to three investment funds as of December 28, 2025 that are callable through April 2026, July 2029, and December 2034, respectively.

Our other short-term and long-term material cash requirements, from known contractual obligations as of December 28, 2025, include operating lease liabilities, uncertain tax positions, and amounts due under our executive deferred compensation plan, as discussed in the Consolidated Financial Statements section of this report.
We anticipate our current cash, cash equivalents, and short-term investments, together with cash provided by operations and available borrowing capacity under the Revolving Credit Facility, are sufficient to fund our near-term capital and operating needs for at least the next 12 months, including the SomaLogic acquisition that was completed on January 30, 2026 and funded from cash on hand. See note 13. Subsequent Events for further details. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, may include:
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
Cash Flow Summary

In millions	2025	2024	2023
Net cash provided by operating activities	$1,079	$837	$478
Net cash used in investing activities	(55)	(178)	(231)
Net cash used in financing activities	(744)	(570)	(1,210)
Effect of exchange rate changes on cash and cash equivalents	11	(10)	—
Net increase (decrease) in cash and cash equivalents	$291	$79	$(963)

Operating Activities
Net cash provided by operating activities in 2025 consisted of net income of $850 million, plus net adjustments of $382 million, less net changes in operating assets and liabilities of $153 million. The primary adjustments to net income included share-based compensation of $275 million, depreciation and amortization of $270 million, deferred income taxes of $119 million, intangible impairment of $23 million, and non-cash charitable contribution of $19 million, offset by net gains on investments of $328 million and change in fair value of contingent consideration of $18 million. Cash flow impact from changes in operating assets and liabilities were primarily driven by increases in accounts receivable, operating lease assets and liabilities, net, other long-term liabilities, other assets, and inventory.
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
Investing Activities
Net cash used in investing activities totaled $55 million in 2025. We primarily invested $148 million in capital expenditures, primarily for investments in facilities, offset by net sales of strategic investments of $103 million.
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
Financing Activities
Net cash used in financing activities totaled $744 million in 2025. We used $742 million to repurchase our common stock, $500 million to repay our 2025 Term Notes that matured, and $40 million to pay taxes related to net share settlement of equity awards. This was offset by net proceeds received from the issuance of our 2030 Term Notes of $495 million and proceeds from the sale of shares under our employee stock purchase plan of $44 million.
Net cash used in financing activities totaled $570 million in 2024. We deconsolidated cash of $968 million for the GRAIL Spin-Off, repaid our delayed draw term loan of $750 million, used $116 million to repurchase our common stock, and used $32 million to pay taxes related to net share settlement of equity awards, offset by net borrowings on the Delayed Draw Credit Facility of $744 million, net proceeds received from issuance of our 2026 Term Notes of $497 million, and proceeds received from the sale of shares under our employee stock purchase plan of $56 million.
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
Although imposed tariffs, reductions in the U.S. government’s funding of the National Institutes of Health, our inclusion on the unreliable entities list by regulatory authorities in China, as well as macroeconomic factors such as inflation, exchange rate fluctuations, and concerns about an economic downturn present additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. If market and other conditions change from those that we anticipate, our financial statements may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material effect on our consolidated financial statements.

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
Revenue Recognition
Our revenue is generated from the sale of products and services. Product revenue consists of sales of instruments and consumables used in genetic analysis. Service and other revenue consists of revenue generated from genotyping and sequencing services, instrument service contracts, development and licensing agreements, and, prior to the Spin-Off of GRAIL in 2024, cancer detection testing services related to the GRAIL business.
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
In certain markets, products and services are sold to customers through distributors. In most sales through distributors, the product is delivered directly to customers by us. The terms of sales transactions through distributors are generally consistent with the terms of direct sales to customers.
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
Intangible Assets and Other Long-Lived Assets — Impairment Assessment
We perform regular reviews to determine if an event has occurred that may indicate the carrying values of our intangible assets with finite lives and other long-lived assets are impaired. If indicators of impairment exist, we assess the recoverability of the asset or asset group by determining whether the carrying amount exceeds the undiscounted expected future cash flows. If the asset or asset group is not recoverable, we estimate the fair value of the assets and record an impairment loss if the carrying value exceeds the fair value. Factors that may indicate potential impairment include a significant decline in our stock price and market capitalization compared to net book value, significant changes in the ability of an asset to generate positive cash flows and the pattern of utilization of a particular asset.
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
We review our operating lease right-of-use (ROU) assets for impairment whenever events or changes in circumstances indicate the carrying value of the ROU asset may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We consider a triggering event to reassess an ROU asset’s asset group to have occurred if we exit a portion of or the full facility or enter into a sublease. Factors that may indicate potential impairment include a significant decrease in the market price of an underlying leased asset group. If we conclude the carrying value of the assets or asset group will not be recovered, we estimate the fair value of the asset or asset group and record an impairment in an amount equal to the excess of the carrying value over fair value. We estimate the present value of future cash flows from the asset or asset group in order to determine fair value. There is uncertainty in the projected future cash flows used in our impairment review analysis, which requires the use of estimates and assumptions.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
Our current investment policy with respect to our cash, cash equivalents and short-term investments focuses on maintaining acceptable levels of interest rate risk and liquidity. To achieve these objectives, our policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, U.S. Treasury debt and corporate debt securities. Our policy also limits the amount of credit exposure to any one issuer and type of instrument. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of December 28, 2025, our cash equivalents consisted primarily of U.S. government money market funds that invest in very liquid investments, namely, cash, government securities and purchase agreements that are collateralized fully with government securities. U.S. government money market funds provide same day liquidity and have a net asset value of $1.00. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments. Other than convertible notes and SAFEs, we held no debt securities as of December 28, 2025.
In November 2025, we issued $500 million of 4.750% notes due 2030. In September 2024, we issued $500 million of 4.650% notes due 2026. In December 2022, we issued $500 million of 5.800% notes due 2025, which matured and were repaid in December 2025, and $500 million of 5.750% notes due 2027. In March 2021, we issued $500 million of 2.550% notes due 2031. We carry the notes at the principal amount, less unamortized discount and debt issuance costs, on our consolidated balance sheets. As the notes have fixed annual interest rates, we do not have economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates change. See note 5. Debt and Other Commitments for more information.
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
Our forward exchange contracts used to manage foreign currency risks related to monetary assets and liabilities have terms of one month or less. Realized and unrealized gains or losses on the fair value of these financial contracts are included in the determination of net income (loss), as they have not been designated for hedge accounting. These contracts, which settle monthly, effectively fix the exchange rate at which these specific monetary assets and liabilities will be settled, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying monetary assets and liabilities. As of December 28, 2025, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases was $510 million. Our forward exchange contracts used to hedge portions of our foreign currency exposure associated with forecasted revenue transactions have terms of up to 24 months. These derivative financial instruments are designated as cash flow hedges. Gains and losses on these financial contracts, which settle monthly, are generally recorded to revenue in the same period the underlying hedged transactions are recorded. As of December 28, 2025, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases was $707 million.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Illumina, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Illumina, Inc. (the Company) as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2026 expressed an unqualified opinion thereon.

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

Valuation of Excess and Obsolete Inventory

Description of the Matter
The Company's inventories totaled $564 million as of December 28, 2025. As explained in Note 1 and Note 7 to the consolidated financial statements, the Company assesses the valuation of inventory each reporting period. Obsolete inventory or inventory in excess of management's estimated usage requirement is written down to its estimated net realizable value if those balances are determined to be less than cost.

Auditing management's estimates for excess and obsolete inventory involved subjective auditor judgment because the estimates rely on a number of factors that are affected by market and economic conditions. In particular, the excess and obsolete inventory calculations are subject to potential significant changes in assumptions about future demand, market conditions, and the release of new products that may supersede old ones.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated and tested the design and operating effectiveness of internal controls over the Company's excess and obsolete inventory valuation process, including management's assessment of the assumptions stated above and manual input and analysis of certain data underlying the excess and obsolete inventory valuation.

Our audit procedures included, among others, evaluating the significant assumptions stated above and the accuracy and completeness of the underlying manual inputs provided by supply chain and operations management personnel used to value excess and obsolete inventory. We compared the balance of on-hand inventories to usage forecasts and historical usage and evaluated whether adjustments to forecasted usage were required for specific product considerations, such as new product introductions, technological changes or alternative uses. We also assessed the historical accuracy of management's estimates and performed sensitivity analyses over the significant assumptions to evaluate the changes in the excess and obsolete inventory estimates that would result from changes in the underlying assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

San Diego, California
February 11, 2026

ILLUMINA, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 28, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,418	$1,127
Short-term investments	215	93
Accounts receivable, net	854	735
Inventory, net	564	547
Prepaid expenses and other current assets	238	244
Total current assets	3,289	2,746
Property and equipment, net	759	815
Operating lease right-of-use assets	370	419
Goodwill	1,113	1,113
Intangible assets, net	210	295
Deferred tax assets, net	454	567
Other assets	449	348
Total assets	$6,644	$6,303
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240	$221
Accrued liabilities	846	827
Term debt, current portion	499	499
Total current liabilities	1,585	1,547
Operating lease liabilities	486	554
Term debt	1,490	1,490
Other long-term liabilities	360	339
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10 million shares authorized; no shares issued and outstanding at December 28, 2025 and December 29, 2024	—	—
Common stock, $0.01 par value, 320 million shares authorized; 201 million shares issued and 153 million outstanding at December 28, 2025; 200 million shares issued and 159 million outstanding at December 29, 2024	2	2
Additional paid-in capital	7,822	7,525
Accumulated other comprehensive (loss) income	(10)	22
Accumulated deficit	(392)	(1,242)
Treasury stock, at cost; 48 million shares and 41 million shares at December 28, 2025 and December 29, 2024, respectively	(4,699)	(3,934)
Total stockholders’ equity	2,723	2,373
Total liabilities and stockholders’ equity	$6,644	$6,303

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Revenue:
Product revenue	$3,709	$3,656	$3,787
Service and other revenue	634	716	717
Total revenue	4,343	4,372	4,504
Cost of revenue:
Cost of product revenue	1,107	1,017	1,177
Cost of service and other revenue	300	367	392
Amortization of acquired intangible assets	66	127	191
Total cost of revenue	1,473	1,511	1,760
Gross profit	2,870	2,861	2,744
Operating expense:
Research and development	967	1,169	1,354
Selling, general and administrative	1,086	1,092	1,612
Goodwill and intangible impairment	—	1,889	827
Legal contingency and settlement	10	(456)	20
Total operating expense	2,063	3,694	3,813
Income (loss) from operations	807	(833)	(1,069)
Other income (expense):
Interest income	40	46	58
Interest expense	(101)	(100)	(77)
Other income (expense), net	340	(292)	(29)
Total other income (expense), net	279	(346)	(48)
Income (loss) before income taxes	1,086	(1,179)	(1,117)
Provision for income taxes	236	44	44
Net income (loss)	$850	$(1,223)	$(1,161)
Earnings (loss) per share:
Basic	$5.47	$(7.69)	$(7.34)
Diluted	$5.45	$(7.69)	$(7.34)
Shares used in computing earnings (loss) per share:
Basic	155	159	158
Diluted	156	159	158

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net income (loss)	$850	$(1,223)	$(1,161)
Unrealized (loss) gain on cash flow hedges, net of deferred tax	(32)	23	(4)
Total comprehensive income (loss)	$818	$(1,200)	$(1,165)

See accompanying notes to consolidated financial statements.

ILLUMINA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Accumulated	Retained
			Additional	Other	Earnings			Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Equity
Balance as of January 1, 2023	198	$2	$9,207	$3	$1,142	(40)	$(3,755)	$6,599
Net loss	—	—	—	—	(1,161)	—	—	(1,161)
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(4)	—	—	—	(4)
Issuance of common stock, net of repurchases	1	—	64	—	—	—	(37)	27
Share-based compensation	—	—	275	—	—	—	—	275
Reclassification of liability-classified awards	—	—	9	—	—	—	—	9
Balance as of December 31, 2023	199	2	9,555	(1)	(19)	(40)	(3,792)	5,745
Net loss	—	—	—	—	(1,223)	—	—	(1,223)
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	23	—	—	—	23
Issuance of common stock, net of repurchases	1	—	51	—	—	(1)	(142)	(91)
Share-based compensation	—	—	318	—	—	—	—	318
Spin-Off of GRAIL (see Note 8)	—	—	(2,399)	—	—	—	—	(2,399)
Balance as of December 29, 2024	200	2	7,525	22	(1,242)	(41)	(3,934)	2,373
Net income	—	—	—	—	850	—	—	850
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(32)	—	—	—	(32)
Issuance of common stock, net of repurchases	1	—	22	—	—	(7)	(765)	(743)
Share-based compensation	—	—	275	—	—	—	—	275
Balance as of December 28, 2025	201	$2	$7,822	$(10)	$(392)	(48)	$(4,699)	$2,723

See accompanying notes to consolidated financial statements.

ILLUMINA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
	Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Cash flows from operating activities:
Net income (loss)	$850	$(1,223)	$(1,161)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	203	224	235
Amortization of intangible assets	67	130	197
Share-based compensation expense	275	370	380
Deferred income taxes	119	(112)	(33)
Net (gains) losses on strategic investments	(328)	312	40
Change in fair value of contingent consideration liabilities	(18)	(315)	(24)
Goodwill and intangible impairment	23	1,889	827
Property and equipment and right-of-use asset impairment	4	46	100
Non-cash charitable contribution	19	—	—
Gain on Helix contingent value right	—	(15)	(10)
Other	18	14	17
Changes in operating assets and liabilities:
Accounts receivable	(108)	(25)	(40)
Inventory	(17)	19	(20)
Prepaid expenses and other current assets	(8)	(14)	11
Operating lease right-of-use assets and liabilities, net	(34)	(32)	(16)
Other assets	(21)	(15)	5
Accounts payable	2	(4)	(44)
Accrued liabilities	—	(440)	15
Other long-term liabilities	33	28	(1)
Net cash provided by operating activities	1,079	837	478
Cash flows from investing activities:
Net purchases of property and equipment	(148)	(128)	(195)
Net sales (purchases) of strategic investments	103	(52)	(6)
Cash paid for acquisitions and intangible assets, net of cash acquired	(10)	(81)	(30)
Cash received for Helix contingent value right	—	83	—
Net cash used in investing activities	(55)	(178)	(231)
Cash flows from financing activities:
Common stock repurchases	(742)	(116)	—
Taxes paid related to net share settlement of equity awards	(40)	(32)	(40)
Proceeds from issuance of common stock	44	56	67
Payments on contingent consideration liabilities	(1)	(1)	(1)
Proceeds from debt, net of issuance costs	495	1,241	(1)
Payments on debt obligations	(500)	(750)	(1,235)
GRAIL cash deconsolidated as a result of spin-off	—	(968)	—
Net cash used in financing activities	(744)	(570)	(1,210)
Effect of exchange rate changes on cash and cash equivalents	11	(10)	—
Net increase (decrease) in cash and cash equivalents	291	79	(963)
Cash and cash equivalents at beginning of year	1,127	1,048	2,011
Cash and cash equivalents at end of year	$1,418	$1,127	$1,048
Supplemental cash flow information:
Cash paid for interest	$95	$83	$73
Cash paid for income taxes (see Note 10)	$73	$105	$65
Cash paid for operating lease liabilities	$114	$132	$123
Purchases of property and equipment included in accounts payable and accrued liabilities	$22	$4	$12
GRAIL net assets, excluding cash and cash equivalents, deconsolidated as a result of spin-off	$—	$1,770	$—

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
On June 24, 2024, we completed the separation (the Spin-Off) of GRAIL into a new public company through the distribution of 26,547,021 shares of GRAIL common stock to Illumina stockholders on a pro rata basis. The distribution reflected approximately 85.5% of the outstanding common stock of GRAIL as of 5:00 p.m. New York time on June 13, 2024, the record date for the distribution (the Record Date). We retained approximately 14.5% of the shares of GRAIL common stock immediately following the Spin-Off. The disposition of GRAIL did not meet the criteria to be reported as a discontinued operation and accordingly, GRAIL’s assets, liabilities, results of operations and cash flows have not been reclassified. Refer to note 8. GRAIL Spin-Off for additional details.
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
Variable Interest Entities (VIEs)
We evaluate our ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, we apply a qualitative approach that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. We continuously perform this assessment, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of a VIE. As of December 28, 2025, there were no VIEs for which we were the primary beneficiary and for which we were required to consolidate.
Use of Estimates
The preparation of the consolidated financial statements requires that management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingent assets and liabilities. Although imposed tariffs, reductions in the U.S. government’s funding of the NIH, our inclusion on the unreliable entities list by regulatory authorities in China, as well as macroeconomic factors such as inflation, exchange rate fluctuations, and concerns about an economic downturn present additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. Actual results could differ from those estimates.
Fiscal Year
Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to 2025, 2024, and 2023 refer to fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively, which were all 52 weeks.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Functional Currency
The U.S. dollar is the functional currency of our international operations. We re-measure foreign subsidiaries’ monetary assets and liabilities to the U.S. dollar and record the net gains or losses resulting from re-measurement in other income (expense), net in the consolidated statements of operations.
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
International sales entail a variety of risks, including currency exchange fluctuations, longer payment cycles, and greater difficulty in accounts receivable collection. We are also subject to general geopolitical risks, such as political, social and economic instability, and changes in diplomatic and trade relations. The risks of international sales are mitigated in part by the extent to which sales are geographically distributed. Shipments to customers outside the United States comprised 48% of total revenue in each of 2025, 2024, and 2023. Customers outside the United States represented 53% of our gross trade accounts receivable balance as of December 28, 2025 and December 29, 2024.
We had no customers that provided more than 10% of total consolidated revenue in 2025, 2024, and 2023. We perform regular reviews of customer activity and associated credit risks and do not require collateral or enter into netting arrangements. Historically, we have not experienced significant credit losses from accounts receivable.
Financial Instruments
We are also subject to risks related to our financial instruments, including cash and cash equivalents, investments, and accounts receivable. Most of our cash and cash equivalents as of December 28, 2025 were deposited with U.S. financial institutions, either domestically or with their foreign branches. Our investment policy restricts the amount of credit exposure to any one issuer to 5% of the portfolio or 5% of the total issue size outstanding at the time of purchase and to any one industry sector, as defined by Clearwater Analytics (Industry Sector Report), to 30% of the portfolio at the time of purchase. There is no limit to the percentage of the portfolio that may be maintained in debt securities, U.S. government-sponsored entities, U.S. Treasury securities, and money market funds. Historically, we have not experienced significant credit losses from financial instruments.
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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting Pronouncements Adopted in 2025
In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The new standard includes enhanced income tax disclosures, specifically related to the rate reconciliation and income taxes paid for annual periods. The standard was effective for us beginning in fiscal year 2025. We adopted the standard on its effective date in fiscal year 2025 and applied the amendments retrospectively, as permitted, to all prior periods presented in the consolidated financial statements. See note 10. Income Taxes for additional details.
Accounting Pronouncements Adopted in 2024
In December 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The new standard requires a company to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the CODM. The standard does not change how an entity identifies its operating segments. The standard was effective for us beginning in fiscal year 2024 and interim periods within fiscal year 2025. We adopted the standard on its effective date in fiscal year 2024 and applied the amendments retrospectively to all prior periods presented in the consolidated financial statements. See note 12. Segment and Geographic Information for additional details.
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
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The new standard is intended to modernize the recognition and disclosure framework for capitalized internal-use software costs, removing the previous “development” stage model and introducing a more judgment-based approach. The standard is effective for us beginning in our first quarter of fiscal year 2028, with early adoption permitted, and can be applied using a prospective, retrospective, or modified transition approach. We are currently evaluating the impact of ASU 2025-06 on the consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging, Hedge Accounting Improvements. The new standard is intended to better align the hedge accounting model with risk management activities. The standard is effective for us beginning in our first quarter of fiscal year 2027, with early adoption permitted, and is applied on a prospective basis. We are currently evaluating the impact of ASU 2025-09 on the consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities. The new standard provides guidance on the recognition, measurement, and presentation of government grants. The standard is effective for us beginning in our first quarter of fiscal year 2029, with early adoption permitted, and can be applied using a modified prospective, modified retrospective or full retrospective transition approach. We are currently evaluating the impact of ASU 2025-10 on the consolidated financial statements.
Revenue Recognition
Our revenue is generated from the sale of products and services. Product revenue consists of sales of instruments and consumables used in genetic analysis. Service and other revenue consists of revenue generated from genotyping and sequencing services, instrument service contracts, development and licensing agreements, and, prior to the Spin-Off of GRAIL in 2024, cancer detection testing services related to the GRAIL business.

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
Earnings (Loss) per Share
Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. In loss periods, basic and diluted loss per share are identical since the effect of potentially dilutive common shares is antidilutive and therefore excluded. Potentially dilutive common shares from equity awards are determined using the average share price for each period under the treasury stock method and proceeds from exercise of equity awards and the average amount of unrecognized compensation expense for equity awards are assumed to be used to repurchase shares. Potentially dilutive common shares issuable upon conversion of convertible notes are determined using the if-converted method.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted average shares used to calculate basic and diluted earnings (loss) per share were as follows:

	Years Ended
In millions	December 28, 2025	December 29, 2024	December 31, 2023
Weighted average shares outstanding	155	159	158
Effect of potentially dilutive common shares from:
Equity awards	1	—	—
Weighted average shares used in calculating diluted earnings (loss) per share	156	159	158

Antidilutive shares:
Equity awards	2	4	3
Convertible senior notes	—	—	1
Potentially dilutive shares excluded due to antidilutive effect	2	4	4
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
We have strategic investments in privately-held companies (non-marketable equity securities) and publicly traded companies (marketable equity securities). Our marketable equity securities are measured at fair value. Our non-marketable equity securities without readily determinable market values are initially measured at cost and adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. Equity investments are classified as current, short-term investments, or noncurrent, recorded in other assets, based on the nature of the securities and their availability for use in current operations. Realized and unrealized gains and losses on our equity investments are recorded in other income (expense), net in the consolidated statements of operations. Our equity investments are assessed for impairment quarterly. Impairment losses, equal to the difference between the carrying value and the fair value of the investment, are recorded in other income (expense), net.
We use the equity method to account for investments through which we have the ability to exercise significant influence, but not control, over the investee. Such investments are recorded in other assets, and our share of net income or loss is recognized on a one quarter lag in other income (expense), net.

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
Leases
We have various non-cancellable operating lease agreements for office, lab, manufacturing, and distribution facilities. These leases have remaining lease terms of 1 year to 13 years, which represent the non-cancellable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude extension options that are not reasonably certain to be exercised from our lease terms, ranging from 2 years to 20 years. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms, as well as payments for common-area-maintenance and administrative services. We may receive customary incentives from our landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases. Leases are classified as operating or financing at commencement. As of December 28, 2025, we do not have any financing leases.

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
Government Incentives
From time to time, we may qualify for or receive government incentives, under defined programs, from various governments, primarily to support our manufacturing and research and development activities. The incentives, which vary in size, have terms of up to five years and are subject to compliance with specified conditions. If conditions are not satisfied, the incentives are subject to reduction, recapture or termination. The government incentives are subject to confidentiality provisions, where applicable. Government incentives are recognized when there is reasonable assurance the conditions of the incentive will be met and the subsidies will be received. We record incentives related to the purchase or construction of assets as deferred income and recognize as a reduction to the related depreciation expense over the estimated useful life of the asset. We record incentives related to operating activities as a reduction of expense over the period necessary to match to the expenditure for which the incentive is intended to compensate. The effect of a change in estimate is recognized in the period in which it is concluded that it is no longer reasonably assured that (i) all of the incentive conditions will be met or (ii) a portion of the subsidies will be received.
We recorded benefits (reductions of expense) for operating-related incentives of $13 million and $4 million in research and development and selling, general and administrative expense, respectively, in 2025. Grant receivables totaled $21 million, as of December 28, 2025, of which the short-term portion of $8 million was recorded within prepaid expenses and other current assets and the remaining long-term portion was recorded in other assets. Amounts recognized in our consolidated financial statements in 2025 related to asset-based incentives and cash subsidies received were immaterial. Amounts recognized in 2024 and 2023 for government incentives were immaterial.
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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income (expense), net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of December 28, 2025, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of December 28, 2025 and December 29, 2024, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $510 million and $477 million, respectively.
We use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value are recorded as a component of accumulated other comprehensive (loss) income and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our cash flow hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions of our cash flow hedges, if any, are recognized in other income (expense), net. As of December 28, 2025, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, Canadian dollar, and Chinese Yuan Renminbi. As of December 28, 2025 and December 29, 2024, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $707 million and $621 million, respectively. We recognized a loss of $5 million in revenue in 2025 and recognized gains of $15 million and $18 million in revenue in 2024 and 2023, respectively. As of December 28, 2025, the fair value of foreign currency forward contracts recorded in total assets and total liabilities was $2 million and $17 million, respectively. As of December 29, 2024, the fair value of foreign currency forward contracts was $27 million, recorded in total assets. Estimated net losses reported in accumulated other comprehensive (loss) income expected to be recognized into earnings within the next 12 months are $15 million as of December 28, 2025.
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
Share-Based Compensation
Share-based compensation expense is incurred related to restricted stock, employee stock purchase plan (ESPP), stock options, and, prior to the GRAIL Spin-Off in 2024, cash-based equity incentive awards. Forfeitures are accounted for, as incurred, as a reversal of share-based compensation expense related to awards that will not vest.

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
Advertising Costs
Advertising costs are expensed as incurred and were $37 million in 2025 and 2024 and $36 million in 2023.
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
Revenue by Source

	2025			2024			2023
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$2,939	$288	$3,227	$2,858	$297	$3,155	$2,790	$293	$3,083
Instruments	465	17	482	484	17	501	685	19	704
Total product revenue	3,404	305	3,709	3,342	314	3,656	3,475	312	3,787
Service and other revenue	581	53	634	651	65	716	637	80	717
Total revenue	$3,985	$358	$4,343	$3,993	$379	$4,372	$4,112	$392	$4,504
Revenue by Geographic Area

Based on region of destination (in millions)	2025	2024	2023
Americas (1)	$2,406	$2,441	$2,521
Europe	1,264	1,185	1,140
Greater China (2)	243	308	384
Asia-Pacific, Middle East and Africa (3)	430	438	459
Total revenue	$4,343	$4,372	$4,504
_____________
(1)Americas revenue included United States revenue of $2,243 million, $2,288 million, and $2,359 million in 2025, 2024, and 2023, respectively.
(2)Region includes revenue from China, Taiwan, and Hong Kong.
(3)Region includes revenue from Russia and Turkey.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contract Assets and Liabilities
Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, as of December 28, 2025 and December 29, 2024, were $21 million and $16 million, respectively, all of which were short-term and recorded in prepaid expenses and other current assets.

Contract liabilities, which consist of deferred revenue and customer deposits, as of December 28, 2025 and December 29, 2024, were $346 million and $327 million, respectively, of which the short-term portions of $270 million and $260 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in 2025 included $244 million of previously deferred revenue that was included in contract liabilities as of December 29, 2024.
Remaining Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within approximately six months after the contract execution date. As of December 28, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $738 million, of which approximately 77% is expected to be converted to revenue in 2026, approximately 13% in the following twelve months, and the remainder thereafter.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Strategic Investments
Marketable Equity Securities
Our short-term investments consist of marketable equity securities, primarily our retained investment in GRAIL subsequent to the Spin-Off. As of December 28, 2025 and December 29, 2024, the fair value of our marketable equity securities totaled $215 million and $93 million, respectively.
Gains (losses) recognized in other income (expense), net on marketable equity securities were as follows:

In millions	2025	2024 (1)	2023
Net gains (losses) recognized during the period	$315	$(310)	$(2)
Less: Net gains (losses) recognized during the period on securities disposed of during the period	150	—	(2)
Net unrealized gains (losses) recognized during the period on securities still held at the reporting date	$165	$(310)	$—
_____________
(1)Subsequent to the Spin-Off of GRAIL, we recognized a loss of $309 million in 2024 on our retained investment.
Non-Marketable Equity Securities
As of December 28, 2025 and December 29, 2024, non-marketable equity securities, without readily determinable fair values, included in other assets, were $58 million and $26 million, respectively.
Venture Funds
We invest in three venture capital investment funds (the Funds), which are accounted for as equity-method investments. The aggregate carrying amount of the Funds, included in other assets, was $235 million and $201 million as of December 28, 2025 and December 29, 2024, respectively. We recorded net gains of $22 million and $5 million in 2025 and 2024, respectively, and a net loss of $33 million in 2023, in other income (expense), net.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our commitments to the Funds are as follows:

Dollars in millions	Capital commitments	Callable through date	Remaining callable as of December 28, 2025
Fund I	$100	April 2026	$3
Fund II	$150	July 2029	$33
Fund III	$60	December 2034	$25
Fair Value Measurements
The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	December 28, 2025				December 29, 2024
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$1,173	$—	$—	$1,173	$931	$—	$—	$931
Marketable equity securities	215	—	—	215	93	—	—	93
Other investments	—	—	32	32	—	—	17	17
Deferred compensation plan assets	—	79	—	79	—	70	—	70
Total assets measured at fair value	$1,388	$79	$32	$1,499	$1,024	$70	$17	$1,111
Liabilities:
Contingent consideration liabilities	$—	$—	$54	$54	$—	$—	$73	$73
Deferred compensation plan liabilities	—	72	—	72	—	65	—	65
Total liabilities measured at fair value	$—	$72	$54	$126	$—	$65	$73	$138
Marketable equity securities are measured at fair value based on quoted trade prices in active markets. We elected the fair value option for other investments, primarily convertible notes, which are included in other assets. Fair value is derived using a probability-weighted scenario approach with changes in fair value recognized in other income (expense), net. Deferred compensation plan assets consist primarily of investments in life insurance contracts carried at cash surrender value, which reflects the net asset value of the underlying publicly traded mutual funds. We corroborate the fair value of our holdings, comparing valuations obtained from our investment service provider to valuations reported by our asset custodians, validating pricing sources and models, and reviewing key model inputs.
Contingent Consideration Liabilities
We reassess the fair value of contingent consideration related to acquisitions on a quarterly basis, with changes in the fair value subsequent to the acquisition date, recognized in selling, general and administrative expense.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Changes in the estimated fair value of our contingent consideration liabilities were as follows:

In millions
Balance as of January 1, 2023	$412
Change in estimated fair value	(24)
Cash payments	(1)
Balance as of December 31, 2023	387
Acquisition	2
Change in estimated fair value	(315)
Cash payments	(1)
Balance as of December 29, 2024	73
Change in estimated fair value	(18)
Cash payments	(1)
Balance as of December 28, 2025	$54
The fair value of our contingent consideration liability related to GRAIL was $54 million and $71 million as of December 28, 2025 and December 29, 2024, respectively, of which $52 million and $70 million, respectively, was included in other long-term liabilities, with the remaining balances included in accrued liabilities. The contingent value rights issued as part of the acquisition entitle the holders to receive future quarterly cash payments (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period through August 2033. As defined in the Contingent Value Rights Agreement, this reflects a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for the periods Q4 2024 through Q3 2025, Q4 2023 through Q3 2024, and Q4 2022 through Q3 2023 were $142 million, $117 million, and $85 million, respectively, driven primarily by sales of GRAIL’s Galleri test. Covered Revenue Payments for such periods were $1.3 million, $1.1 million, and $803,000, respectively, which were paid in 2025, 2024, and 2023, respectively.
We use a Monte Carlo simulation to estimate the fair value of our GRAIL contingent consideration. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility estimate, an operational leverage ratio and a counterparty credit spread. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Subsequent to the GRAIL Spin-Off, we no longer have access to GRAIL management’s forecasts. Therefore, we rely on information made public by GRAIL and information published in analyst reports to estimate forecasted revenues through August 2033. To estimate the liability as of December 28, 2025, we selected a revenue risk premium of 3%. Given volatility in GRAIL’s market capitalization, the revenue risk premium is derived from reconciling forecasted revenues for GRAIL to GRAIL’s market capitalization, primarily using a 60-day trailing average, and consideration of a Capital Asset Pricing Model and comparable company betas.
The assumptions used in estimating the fair value of our contingent consideration liability related to GRAIL are inherently subject to uncertainty and we note that small changes in these assumptions could have a significant impact on the concluded value. For example, an increase or decrease of 20%, in each year, to the forecasted revenues would have resulted in an increase of $16 million and a decrease of $15 million, respectively, in the liability as of December 28, 2025. Additionally, an increase or decrease of 250 basis points to the selected revenue risk premium would have resulted in a decrease of $10 million and an increase of $12 million, respectively. We expect high levels of volatility in the GRAIL contingent consideration liability are possible in future periods.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Helix Contingent Value Right
In conjunction with the deconsolidation of Helix Holdings I, LLC (Helix) in April 2019, we received a contingent value right with a 7-year term that entitled us to consideration dependent upon the outcome of Helix’s future financing and/or liquidity events. We elected the fair value option to measure the contingent value right received from Helix. Changes in the estimated fair value are recognized in other income (expense), net. We estimated the fair value of the contingent value right using a Monte Carlo simulation. Estimates and assumptions used in the Monte Carlo simulation included probabilities related to the timing and outcome of future financing and/or liquidity events, assumptions regarding collectability and volatility, and an estimated equity value of Helix. These unobservable inputs represented a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. In July 2024, we received cash of $83 million to settle the contingent value right early.
Changes in the Helix contingent value right were as follows:

In millions
Balance as of January 1, 2023	$58
Change in estimated fair value	10
Balance as of December 31, 2023	68
Change in estimated fair value	15
Cash received to settle	(83)
Balance as of December 29, 2024 and as of December 28, 2025	$—

4. INTANGIBLE ASSETS, GOODWILL AND ACQUISITIONS
Intangible Assets

	December 28, 2025			December 29, 2024
In millions	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technologies	$436	$(335)	$101	$465	$(305)	$160
Licensed technologies	234	(143)	91	234	(114)	120
License agreements	24	(14)	10	19	(13)	6
Customer relationships	16	(14)	2	16	(14)	2
Database	12	(6)	6	12	(5)	7
Trade name	2	(2)	—	2	(2)	—
Total intangible assets, net	$724	$(514)	$210	$748	$(453)	$295
We regularly perform reviews to determine if an event has occurred that may indicate identifiable intangible assets are potentially impaired. During 2025, we performed a recoverability test when the planned use of a finite-lived intangible asset changed, resulting in an impairment charge of $23 million recorded in cost of product revenue. We concluded the carrying value of the intangible asset exceeded its estimated fair value, which was determined using a discounted cash flow model that included estimates and assumptions for projected future cash flows. The estimates and assumptions used in our assessment of fair value represent Level 3 measurements as they are supported by little or no market activity and reflect our own assumptions in measuring fair value.
As a result of the Fluent BioSciences acquisition in 2024, we recorded a developed technology asset of $42 million, with a useful life of 7 years, and a customer relationship asset of $2 million, with a useful life of 11 years. We finalized the allocation of the purchase price in 2025 with no material adjustments to provisional amounts.
The estimated future annual amortization of intangible assets is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In millions	Estimated Annual Amortization
2026	$55
2027	53
2028	50
2029	21
2030	14
Thereafter	17
Total	$210
Goodwill

In millions
Balance as of December 31, 2023 (1)	$2,545
Impairment	(1,466)
Acquisition	34
Balance as of December 29, 2024 and as of December 28, 2025	$1,113
_____________
(1)The balance as of December 31, 2023 includes accumulated impairment of $4,626 million related to the GRAIL reporting unit.
Goodwill is reviewed for impairment annually, during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment in Q2 2025, noting no impairment.
2024 Impairment of Goodwill
In May 2024, we performed our annual goodwill impairment test for our two reporting units: Core Illumina and GRAIL. Prior to the Spin-Off of GRAIL in June 2024, our reporting units included Core Illumina and GRAIL. We performed a quantitative test for both reporting units. GRAIL’s carrying value exceeded its fair value, estimated as $580 million, and we recorded a goodwill impairment of $1,466 million. There was no impairment noted for Core Illumina.
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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. DEBT AND OTHER COMMITMENTS
Summary of Term Debt Obligations

In millions	December 28, 2025	December 29, 2024
Principal amount of 2025 Term Notes outstanding	—	500
Principal amount of 2026 Term Notes outstanding	500	500
Principal amount of 2027 Term Notes outstanding	500	500
Principal amount of 2030 Term Notes outstanding	500	—
Principal amount of 2031 Term Notes outstanding	500	500
Unamortized discounts and debt issuance costs	(11)	(11)
Net carrying amount of term debt	1,989	1,989
Less: current portion	499	499
Term debt, non-current	$1,490	$1,490
Fair value of term debt outstanding (Level 2)	$1,977	$1,940
Interest expense recognized on our outstanding debt obligations, which included amortization of debt discounts and debt issuance costs, was $99 million in 2025 and 2024, respectively, and $74 million in 2023.
4.750% Term Notes due 2030 (2030 Term Notes)
On November 25, 2025, we issued $500 million aggregate principal amount of 2030 Term Notes. After deducting discounts and issuance costs, we received net proceeds of $495 million. The 2030 Notes, which mature on December 12, 2030, accrue interest at a rate of 4.750% per annum, payable semi-annually on June 12 and December 12 of each year, beginning on June 12, 2026. We may redeem for cash all or any portion of the 2030 Term Notes, at our option, at any time prior to maturity at make-whole premium redemption prices as defined in the form of the notes.
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
5.800% Term Notes due 2025 (2025 Term Notes) and 5.750% Term Notes due 2027 (2027 Term Notes)
In December 2022, we issued $500 million aggregate principal amount of 2025 Term Notes and $500 million aggregate principal amount of 2027 Term Notes. The 2025 Term Notes matured and were repaid in cash on December 12, 2025. The 2027 Term Notes, which mature on December 13, 2027, accrue interest at a rate of 5.750% per annum, payable semi-annually on June 13 and December 13 of each year, beginning in June 2023. We may redeem for cash all or any portion of the 2027 Term Notes, at our option, at any time prior to maturity. Prior to November 13, 2027, the notes are redeemable at make-whole premium redemption prices as defined in the form of the notes. After November 13, 2027, the notes are redeemable at a redemption price equal to 100% of the principal to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.550% Term Notes due 2031 (2031 Term Notes)
In March 2021, we issued $500 million aggregate principal amount of 2031 Term Notes. The notes, which mature on March 23, 2031, accrue interest at a rate of 2.550% per annum, payable semi-annually on March 23 and September 23 of each year. We may redeem for cash all or any portion of the 2031 Term Notes, at our option, at any time prior to maturity. Prior to December 23, 2030, the notes are redeemable at make-whole premium redemption prices as defined in the form of the notes. After December 23, 2030, the notes are redeemable at a redemption price equal to 100% of the principal to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.
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
Revolving Credit Agreement
In January 2023, we entered into a credit agreement (the Revolving Credit Agreement), which provides us with a $750 million senior unsecured five-year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit (the Revolving Credit Facility). Proceeds of the loans under the Revolving Credit Facility may be used to finance working capital needs and for general corporate purposes.
The Revolving Credit Facility matures, and all amounts outstanding become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option, the consent of the extending lenders and certain other conditions. We may prepay amounts borrowed and terminate commitments under the Revolving Credit Facility at any time without premium or penalty. As of December 28, 2025, there were no borrowings or letters of credit outstanding under the credit facility, and we were in compliance with all financial and operating covenants.
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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Leases
As of December 28, 2025, the maturities of our operating lease liabilities were as follows:

In millions
2026	$101
2027	106
2028	87
2029	82
2030	80
Thereafter	205
Total remaining lease payments	661
Less: imputed interest	(97)
Total operating lease liabilities	564
Less: current portion	(78)
Long-term operating lease liabilities	$486
Weighted-average remaining lease term	7.4 years
Weighted-average discount rate	4.4%
The components of our lease costs were as follows:

In millions	2025	2024	2023
Operating lease costs	$78	$93	$116
Sublease income	(12)	(19)	(20)
Variable lease costs (1)	20	25	27
Total lease costs	$86	$99	$123
_____________
(1)Variable lease costs include non-fixed maintenance charges and property taxes.
Purchase Obligations
In the normal course of business, we enter into agreements to purchase goods or services that are not cancelable without penalty, primarily for licensing and supply arrangements. For agreements with variable terms, we do not estimate any obligation beyond minimum quantities or pricing as of the reporting date. Licensing agreements under which we commit to minimum royalty payments, some of which are subject to adjustment, may be terminated prior to expiration of underlying intellectual property under certain circumstances. Total minimum payments for noncancelable purchase obligations as of December 28, 2025 were $184 million, more than half of which are due during 2026.

6. STOCKHOLDERS' EQUITY
The 2015 Stock and Incentive Compensation Plan (the 2015 Stock Plan) and the New Hire Stock and Incentive Plan allow for the issuance of stock options, performance stock options, restricted stock units and awards and performance stock units. In Q2 2025, the Company’s stockholders approved an amendment and restatement of the Amended and Restated 2015 Stock Plan to, among other things, increase the maximum number of shares authorized for issuance by 7.9 million shares. In 2024, in connection with the GRAIL Spin-Off, all unvested RSU and PSU were equitably adjusted pursuant to the plan to preserve their intrinsic value and the number of shares reserved for issuance under the 2015 Stock Plan was increased by 160,000 shares. As of December 28, 2025, approximately 11.5 million shares remained available for future grants under the Second Amended and Restated 2015 Stock Plan. There is no set number of shares reserved for issuance under the New Hire Stock and Incentive Plan.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock
We issue restricted stock units (RSU) and performance stock units (PSU), both of which are considered restricted stock. We grant restricted stock pursuant to the Second Amended and Restated 2015 Stock Plan and satisfy such grants through the issuance of either new shares or shares from treasury stock. RSU are share awards that, upon vesting, will deliver to the holder shares of our common stock. RSU generally vest over a four-year period with equal vesting annually. We issue PSU for which the number of shares issuable at the end of a three-year performance period is based on our performance relative to specified operating margin targets (OM PSU) and PSU with a market condition that vest based on the Company’s relative total shareholder return as compared to a peer group of companies measured over a three-fiscal year performance period (rTSR PSU). Depending on the actual performance over the measurement period, an rTSR PSU award recipient could receive up to 175% of the granted award. Beginning in 2025, we no longer issue PSU for which the number of shares issuable at the end of a three-year performance period is based on our performance relative to specified earnings per share targets (EPS PSU). Shares issuable under all RSU and PSU awards are subject to continued employment through the vesting period.
Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU) (1)	Weighted-Average Grant- Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at January 1, 2023	1,611	74	$311.23	$446.74
Awarded	2,032	39	$195.94	$239.98
Vested	(987)	—	$268.08	$—
Cancelled	(458)	(113)	$253.52	$299.98
Outstanding at December 31, 2023	2,198	—	$236.32	$—
Awarded	2,788	729	$133.73	$164.38
Unvested adjustment for GRAIL Spin-Off	107	12	$—	$—
Vested	(771)	—	$249.70	$—
Cancelled	(443)	(41)	$195.11	$167.68
Outstanding at December 29, 2024	3,879	700	$158.60	$164.87
Awarded	1,812	407	$86.70	$85.67
Vested	(1,307)	(55)	$180.78	$247.32
Cancelled	(646)	(196)	$142.26	$156.52
Outstanding at December 28, 2025	3,738	856	$118.82	$123.77
_____________
(1)For OM and EPS PSU, the number of units reflect the estimated number of shares to be issued at the end of the performance period. For rTSR PSU, the number of units reflect the estimated number of shares to be issued based on performance as of the current reporting period. Awarded units are presented net of performance adjustments.
Pre-tax intrinsic value and fair value of vested restricted stock was as follows:

In millions	2025	2024	2023
Pre-tax intrinsic value of outstanding restricted stock:
RSU	$504	$525	$306
PSU	$116	$95	$—

Fair value of restricted stock vested:
RSU	$146	$116	$122
PSU	$7	$—	$—

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Options
Stock option activity was as follows:

Units in thousands	Options	Weighted-Average Exercise Price	Performance Stock Options (1)	Weighted-Average Exercise Price
Outstanding at January 1, 2023	187	$319.72	17	$85.54
Exercised	(8)	$71.09	(1)	$16.69
Cancelled	(144)	$330.25	—	$—
Outstanding at December 31, 2023	35	$330.25	16	$87.74
Cancelled	(35)	$330.25	(16)	$87.74
Outstanding at December 29, 2024 and December 28, 2025	—	$—	—	$—
_____________
(1)In connection with the GRAIL acquisition, we issued replacement performance stock options to GRAIL employees in 2021. The number of units reflected awards that had been granted and for which it was assumed to be probable that the underlying performance goals would be achieved. In connection with the GRAIL Spin-Off, all outstanding performance stock options were assumed by GRAIL in 2024.
Liability-Classified Awards
Prior to the GRAIL Spin-Off in 2024, we granted cash-based equity incentive awards to GRAIL employees, which were accounted for as liability-classified awards. In connection with the Spin-Off, these awards were assumed by GRAIL. For purposes of valuation and performance measurement of the awards, GRAIL’s stand-alone value calculation, as estimated by GRAIL based on its analysis and on input from independent valuation advisors and analyses, was used. The awards generally had terms of four years and vested in four equal installments on each anniversary of the grant date, subject to continued employment through the vesting period.
Cash-based equity incentive award activity was as follows:

In millions
Outstanding at January 1, 2023	$293
Granted	116
Vested and paid in cash	(77)
Cancelled	(32)
Change in fair value	(8)
Outstanding at December 31, 2023	292
Granted	67
Vested and paid in cash	(54)
Cancelled	(13)
Change in fair value	(9)
Derecognition for GRAIL Spin-Off (1)	(283)
Outstanding at December 29, 2024 and December 28, 2025	$—
_____________
(1)The estimated liability immediately prior to the Spin-Off, recorded in accrued liabilities, was $53 million, which was disposed of as part of GRAIL’s net assets. See note 8. GRAIL Spin-Off for additional details.
We recognized share-based compensation expense for these cash-based equity incentive awards of $52 million in 2024, prior to the Spin-Off of GRAIL, and of $95 million in 2023.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Employee Stock Purchase Plan
The 2000 Employee Stock Purchase Plan, or ESPP, permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. The initial offering period commenced in July 2000. During 2025, 2024, and 2023, approximately 0.6 million, 0.5 million, and 0.4 million shares, respectively, were issued under the ESPP. As of December 28, 2025, approximately 11.8 million shares remained available for issuance under the ESPP.
The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP were as follows:

	2025	2024	2023
Risk-free interest rate	3.82% - 4.94%	4.35% - 5.54%	0.78% - 5.54%
Expected volatility	41% - 48%	41% - 49%	41% - 51%
Expected term	0.5 - 1.0 year	0.5 - 1.1 year	0.5 - 1.1 year
Expected dividends	0%	0%	0%
Weighted-average grant-date fair value per share	$25.94	$37.24	$49.87
Share-Based Compensation
Share-based compensation expense, which includes expense for both equity and liability-classified awards, reported in our consolidated statements of operations was as follows:

In millions	2025	2024	2023
Cost of product revenue	$20	$25	$29
Cost of service and other revenue	3	6	7
Research and development	107	146	155
Selling, general and administrative	145	194	189
Share-based compensation expense, before taxes	275	371	380
Related income tax benefits	(61)	(83)	(87)
Share-based compensation expense, net of taxes	$214	$288	$293
As of December 28, 2025, unrecognized compensation cost, related to restricted stock and ESPP shares issued to date, of $391 million was expected to be recognized over a weighted-average period of approximately 2.3 years.
Share Repurchases
In August 2024, our Board of Directors authorized a share repurchase program, which canceled and superseded all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. The repurchases may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Authorizations to repurchase up to $643 million of our outstanding common stock remained available as of December 28, 2025. We did not repurchase any shares during 2023.
Share repurchase activity was as follows:

In millions, except shares in thousands	2025	2024
Number of shares repurchased	7,790	904
Total cost of shares repurchased (1)	$748	$116
_____________
(1)Total cost of shares repurchased includes the 1% excise tax imposed as part of the Inflation Reduction Act of 2022, which is calculated based on share repurchases, net of certain share issuances, and was immaterial for all periods presented.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Subsequent to December 28, 2025 and through February 11, 2026, we repurchased an additional approximate 264,000 shares of our common stock for approximately $32 million.

7. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	December 28, 2025	December 29, 2024
Trade accounts receivable, gross	$861	$744
Allowance for credit losses	(7)	(9)
Total accounts receivable, net	$854	$735
Inventory

In millions	December 28, 2025	December 29, 2024
Raw materials	$254	$225
Work in process	398	404
Finished goods	45	31
Inventory, gross	697	660
Inventory reserve	(133)	(113)
Total inventory, net	$564	$547
Property and Equipment

In millions	December 28, 2025	December 29, 2024
Leasehold improvements	$755	$772
Machinery and equipment	705	683
Computer hardware and software	493	478
Furniture and fixtures	43	53
Buildings	44	44
Construction in progress	82	39
Total property and equipment, gross	2,122	2,069
Accumulated depreciation	(1,363)	(1,254)
Total property and equipment, net	$759	$815
Accrued Liabilities

In millions	December 28, 2025	December 29, 2024
Contract liabilities, current portion	$270	$260
Accrued compensation expenses (1)	249	252
Accrued taxes payable	107	101
Operating lease liabilities, current portion	78	79
Other, including warranties (2)	142	135
Total accrued liabilities	$846	$827
_____________
(1)Includes employee separation costs related to restructuring activities.
(2)See table below for changes in the reserve for product warranties.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Changes in the reserve for product warranties were as follows:

In millions
Balance as of January 1, 2023	$18
Additions charged to cost of product revenue	42
Repairs and replacements	(39)
Balance as of December 31, 2023	21
Additions charged to cost of product revenue	42
Repairs and replacements	(45)
Balance as of December 29, 2024	18
Additions charged to cost of product revenue	28
Repairs and replacements	(29)
Balance as of December 28, 2025	$17
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
A summary of the pre-tax restructuring charges is as follows:

In millions	2025	2024	2023	Cumulative charges recorded since inception
Employee separation costs	$47	$12	$48	$107
Asset impairment charges (1)	—	46	100	146
Other costs	—	4	4	8
Total restructuring charges (2)	$47	$62	$152	$261
_____________
(1)For 2024, relates to impairment of right-of-use assets and leasehold improvements for Foster City campus and other property in San Diego.
For 2023, primarily relates to impairment of right-of-use assets and leasehold improvements for our i3 and Foster City campuses.
(2)For 2025, $26 million was recorded in SG&A expense, $16 million in R&D expense, and remainder in cost of revenue.
For 2024, $59 million was recorded in SG&A expense, $2 million in R&D expense, and remainder in cost of revenue.
For 2023,$122 million was recorded in SG&A expense, $24 million in R&D expense, and remainder in cost of revenue.
Total restructuring charges for 2024 and 2023 primarily related to the Core Illumina segment.
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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the restructuring liability is as follows:

In millions	Employee Separation Costs	Other Costs	Total
Amount recorded in accrued liabilities as of December 31, 2023	$17	$1	$18
Expense recorded	12	4	16
Cash payments	(24)	(2)	(26)
Adjustments to accrual	(3)	(1)	(4)
Amount recorded in accrued liabilities as of December 29, 2024	2	2	4
Expense recorded	47	—	47
Cash payments	(42)	(2)	(44)
Adjustments to accrual	—	—	—
Amount recorded in accrued liabilities as of December 28, 2025	$7	$—	$7

Indemnification Liability
In connection with the acquisition of GRAIL, we assumed a performance-based award for which vesting was based on GRAIL’s future revenues and had an aggregate potential value of up to $78 million. Prior to the Spin-Off of GRAIL in 2024, it was not probable that the performance conditions associated with the award would be achieved and, therefore, no share-based compensation expense was recognized in the consolidated statements of operations. In connection with the Spin-Off, this award was assumed by GRAIL. For a period of 2.5 years following the Spin-Off, we are obligated to indemnify GRAIL for cash payments that become earned and payable related to this award. The indemnification is accounted for in accordance with ASC 460. As of both December 28, 2025 and December 29, 2024, we recognized a non-contingent liability of $1 million related to this indemnification.

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The carrying amounts of GRAIL’s assets and liabilities included as part of the disposal group were as follows:

In millions
Cash and cash equivalents	$968
Accounts receivable, net	13
Inventory, net	22
Prepaid expenses and other current assets	27
Property and equipment, net	80
Operating lease right-of-use assets	74
Intangible assets, net (1)	2,201
Other assets	14
Accounts payable	(12)
Accrued liabilities	(118)
Operating lease liabilities	(62)
Other long term-liabilities	(469)
GRAIL net assets	$2,738
Amount of GRAIL net assets recorded to short-term investments	$397
Amount of GRAIL net assets recorded to additional paid-in capital	$2,341

Additional adjustments recorded to additional paid-in capital as a result of the GRAIL Spin-Off:
Non-contingent indemnification liability (see Note 7)	1
Tax adjustment for difference between the book and tax values of our retained investment in GRAIL	57
Total recorded to additional paid-in capital as a result of the GRAIL Spin-Off	$2,399
_____________
(1)Includes IPR&D with a carrying value of $140 million after impairment. Refer to note 4. Intangible Assets, Goodwill and Acquisitions.
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
As a result of the European Commission withdrawing its previously imposed fine, we recognized a net gain of $481 million in 2024. We recognized a gain of $489 million in operating expense, resulting from the reversal of the accrued fine and related accrued interest, offset by a loss of $8 million, recognized in other income (expense), net, for the reversal of associated foreign currency fluctuations. The fine accrued interest at a rate of 5.5% per annum while it was outstanding. The guarantees we provided in October 2023 to satisfy the obligation in lieu of cash payment while we appealed the European Commission’s jurisdictional and fine decisions were no longer outstanding as of 2024.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On June 2, 2025, (i) Alex Aravanis filed his opening brief in support of his motion to dismiss, (ii) Francis deSouza, John W. Thompson, Frances Arnold, Caroline Dorsa, Robert Epstein, Scott Gottlieb, Gary Guthart, Philip Schiller and Susan Siegel (Director Defendants) filed their opening brief in support of their motion to dismiss and (iii) Illumina filed a joinder to the Director Defendants’ motion. On July 17, 2025, the court granted a stipulation filed by the parties giving plaintiffs until August 8, 2025, to file an amended complaint. On August 8, 2025, plaintiffs filed an amended complaint and a stipulation to dismiss without prejudice all claims against Alex Aravanis, and the court granted the stipulation the same day. In a settlement agreement dated August 21, 2025, the parties in Icahn Partners LP, et al. v. deSouza, et al. agreed that the matter would be dismissed with a full release of claims and no payment by any party. On September 19, 2025, the parties in Icahn Partners LP, et al. v. deSouza, et al. filed a stipulation and proposed order of dismissal in that case, which has not yet been granted. On November 3, 2025, the court held a teleconference with the parties in the Icahn Partners LP, et al. v. deSouza, et al., City of Omaha Police and Firefighters Retirement System v. deSouza, et al., City of Roseville General Employees Retirement System, et al. v. deSouza, et al. and The Pavers and Road Builders Benefit Funds v. deSouza, et al. actions and asked them to submit supplemental authority in support of dismissal of the Icahn Partners LP, et al. v. deSouza, et al. action. The parties filed a notice of supplemental authority in support of dismissal on December 2, 2025.
On October 3, 2025, the Director Defendants filed their opening brief in support of defendants’ motion to dismiss the amended complaint filed in the consolidated Pavers action. Illumina filed a joinder to the opening brief. Plaintiffs filed their answering brief on November 20, 2025, and the Director Defendants filed their reply brief on December 19, 2025. Illumina filed a joinder to the reply brief. Any hearing on the motion to dismiss will be held February 13, 2026.
In light of the fact that these lawsuits are in an early stage, we cannot predict the ultimate outcome of the suits. We deny the allegations in the complaints and intend to vigorously defend the litigations.
On May 1, 2024, stockholder Michael Warner sent a litigation demand to our Board of Directors requesting that a civil action for monetary damages be brought by the Board of Directors on behalf of Illumina against officers and directors involved with the GRAIL acquisition. On July 30, 2024, the Board unanimously determined that it was in the best interest of the Company and its shareholders to defer a final decision on the demand given, among other things, the pending stockholder lawsuits described herein and the similarity of issues raised in the demand and those lawsuits. By letter dated October 13, 2025, Mr. Warner requested that the Board reconsider his demand in light of developments in the various shareholder cases related to the acquisition of GRAIL. On February 4, 2026, the Board unanimously determined that it was in the best interest of the Company and its shareholders continuing to defer a final decision on the demand. Our Board will monitor the stockholder lawsuits and revisit the demand as warranted as the lawsuits progress.
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

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Securities Class Actions
Federal Securities Class Actions. On November 11, 2023, the first of three securities class action complaints was filed against Illumina and certain of its current and former executive officers in the United States District Court for the Southern District of California. The first-filed case is captioned Kangas v. Illumina, Inc. et al., the second-filed case is captioned Roy v. Illumina, Inc. et al., and the third-filed case is captioned Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. (collectively, the Actions). The complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts relating to Illumina’s acquisition of GRAIL. The complaints seek unspecified damages, interest, fees, and costs. On January 9, 2024, four movants filed motions to consolidate the Actions and to appoint a lead plaintiff (Lead Plaintiff Motions). On April 11, 2024, the Court issued an order consolidating the Actions into a single action (captioned in re Illumina, Inc. Securities Litigation No. 23-cv-2082-LL-MMP), and appointed Universal-Investment-Gesellschaft mbH, UI BVK Kapitalverwaltungsgesellschaft mbH, and ACATIS Investment Kapitalverwaltungsgesellschaft mbH as lead plaintiffs (the Lead Plaintiffs). On June 21, 2024, the Lead Plaintiffs filed their consolidated amended complaint. The complaint alleges that Illumina and GRAIL and certain of their current and former directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with Illumina’s acquisition of GRAIL. On September 13, 2024, the Lead Plaintiffs filed a second amended consolidated complaint. On November 12, 2024, the Company and other defendants filed a motion to dismiss the second amended consolidated complaint. On December 20, 2024, the Lead Plaintiffs filed their opposition to the motion to dismiss. The defendants’ final reply brief was filed on February 3, 2025. On September 26, 2025, the Court granted the defendants’ motion to dismiss for failure to state a claim, but granted plaintiffs leave to file an amended complaint by October 27, 2025. On October 27, 2025, the Plaintiffs filed a Third Amended Complaint. On December 11, 2025, the Company filed a motion to dismiss the Third Amended Complaint. On February 4, 2026, the Plaintiffs filed their opposition to the motion to dismiss. The Company’s reply is due March 6, 2026. No hearing date has been set.
State Securities Class Actions. On February 2, 2024, the first of two additional securities class actions was filed against Illumina, certain of its officers and directors, and several other individuals and entities in the Superior Court of the State of California, County of San Mateo, captioned Loren Scott Mar v. Illumina, et al. and Scott Zerzanek v. Illumina, Inc. et al. Both complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts in the November 2020 and February 2021 registration statements and prospectus relating to Illumina’s acquisition of GRAIL. The complaints seek unspecified damages, interest, fees, and costs. On March 29, 2024, the parties to the actions filed a Joint Stipulation to Consolidate the actions and to appoint co-lead counsel for plaintiffs, which the Court granted on April 5, 2024. On August 12, 2024, the Plaintiffs filed their consolidated complaint. On February 28, 2025, the defendants filed demurrers seeking dismissal of the litigation. On April 30, 2025, Plaintiffs filed their oppositions to the demurrers, and defendants filed their reply briefs on May 30, 2025. On September 3, 2025, the Court overruled Illumina’s demurrer. On September 16, 2025, Illumina filed its answer to the consolidated complaint denying the allegations. On October 28, 2025, the Company filed a writ with the California Court of Appeals seeking interlocutory appellate review of the court’s order overruling Illumina’s demurrer. On October 31, 2025, the Court of Appeals denied the writ.
In light of the fact that the lawsuits are in an early stage, we cannot predict the ultimate outcome of the suits. We deny the allegations in the complaints and intend to vigorously defend the litigation.

10. INCOME TAXES
Income (loss) before income taxes summarized by region was as follows:

In millions	2025	2024	2023
United States	$331	$(1,834)	$(1,735)
Foreign	755	655	618
Total income (loss) before income taxes	$1,086	$(1,179)	$(1,117)

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consisted of the following:

In millions	2025	2024	2023
Current:
Federal	$—	$6	$(5)
State	13	18	6
Foreign	104	137	77
Total current provision	117	161	78
Deferred:
Federal	106	(59)	(13)
State	19	(56)	(26)
Foreign	(6)	(2)	5
Total deferred benefit	119	(117)	(34)
Total tax provision	$236	$44	$44

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 28, 2025, we adopted ASU 2023-09 to enhance the income tax disclosures regarding income taxes paid and the rate reconciliation disclosure. The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income (loss) before income taxes as follows:

	2025		2024		2023
Dollars in millions	$	%	$	%	$	%
US federal statutory tax rate	$228	21.0%	$(248)	21.0%	$(235)	21.0%
State and local income taxes, net of federal income tax effect (1)	22	2.0%	(36)	3.1%	(32)	2.9%
Foreign tax effects
Singapore
Statutory rate difference between Singapore and US	(54)	(5.0)%	(110)	9.3%	(103)	9.2%
Change in valuation allowance	(74)	(6.8)%	(3)	0.3%	31	(2.8)%
Nondeductible R&D expense	2	0.2%	15	(1.3)%	2	(0.2)%
Other	10	0.9%	12	(1.0)%	3	(0.2)%
United Kingdom
Pillar 2 (Global Minimum Tax) top-up tax	10	0.9%	54	(4.6)%	—	—%
Other	15	1.4%	4	(0.3)%	(2)	0.2%
Other foreign jurisdictions	16	1.5%	20	(1.7)%	8	(0.7)%
Effect of changes in tax laws or rates enacted in current period	—	—%	—	—%	—	—%
Effect of cross-border tax laws
Global intangible low-taxed income (GILTI)	12	1.1%	121	(10.3)%	153	(13.7)%
Subpart F income	(15)	(1.4)%	23	(2.0)%	20	(1.8)%
Foreign-derived intangible income (FDII)	(5)	(0.5)%	(4)	0.3%	5	(0.4)%
Tax Credits
Research tax credits	(16)	(1.5)%	(21)	1.8%	(27)	2.4%
Change in valuation allowances	44	4.1%	14	(1.2)%	(2)	0.2%
Nontaxable or nondeductible items
Stock compensation	17	1.6%	16	(1.4)%	31	(2.8)%
Goodwill impairment	—	—%	308	(26.1)%	149	(13.3)%
Accrual of European Commission fine	—	—%	(99)	8.4%	3	(0.3)%
Impact of acquisition related items	(3)	(0.3)%	(46)	3.9%	8	(0.7)%
Other	6	0.6%	4	(0.3)%	—	—%
Changes in unrecognized tax benefits	22	2.0%	19	(1.6)%	32	(2.9)%
Other adjustments	(1)	(0.1)%	1	(0.1)%	—	—%
Total tax provision, effective tax rate	$236	21.7%	$44	(3.8)%	$44	(3.9)%
_____________
(1)State taxes in California, Massachusetts, Illinois and Maryland made up the majority (greater than 50%) of the tax effect in this category for 2025. California and Massachusetts made up the majority (greater than 50%) of the tax effect in this category for 2024 and 2023.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We have elected to account for the global intangible low-taxed income (GILTI) as a period cost in our consolidated financial statements.

The impact of acquisition related items includes the income tax expense impact of transaction costs, acquisition related compensation, and changes to the contingent value rights associated with the GRAIL acquisition.

Significant components of deferred tax assets and liabilities were as follows:

In millions	December 28, 2025	December 29, 2024
Deferred tax assets:
Net operating losses	$125	$189
Tax credits	290	252
Other accruals and reserves	32	40
Stock compensation	31	34
Capitalized U.S. R&D expenses	134	181
Other amortization	36	42
Operating lease liabilities	97	112
Property and equipment	22	17
Investments	—	23
Other	68	63
Total gross deferred tax assets	835	953
Valuation allowance on deferred tax assets	(250)	(278)
Total deferred tax assets	585	675
Deferred tax liabilities:
Purchased intangible amortization	(23)	(35)
Operating lease right-of-use assets	(50)	(57)
Investments	(39)	—
Other	(23)	(25)
Total deferred tax liabilities	(135)	(117)
Deferred tax assets, net	$450	$558

A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence, including operating results and forecasted ranges of future taxable income. Based on the available evidence as of December 28, 2025, we were not able to conclude it is more likely than not certain deferred tax assets will be realized. Therefore, a valuation allowance of $250 million was recorded against certain U.S. and foreign deferred tax assets.

As of December 28, 2025, we had net operating loss carryforwards for federal and state tax purposes of $59 million and $1,829 million, respectively, which will begin to expire in 2036 and 2026, respectively, unless utilized prior. We also had federal and state tax credit carryforwards of $173 million and $250 million, which will begin to expire in 2031 and 2027, respectively, unless utilized prior.

Pursuant to Section 382 and 383 of the Internal Revenue Code, utilization of net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of December 28, 2025 are net of any previous limitations due to Section 382 and 383.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our manufacturing operations in Singapore operate under various tax holidays and incentives, which will begin to expire in 2035. These tax holidays and incentives resulted in a $37 million, $33 million, and $75 million decrease to the provision for income taxes in 2025, 2024, and 2023, respectively. These tax holidays and incentives resulted in an increase in diluted earnings per share of $0.24 in 2025, and a decrease in diluted loss per share of $0.20 and $0.47 in 2024 and 2023, respectively.

As of December 28, 2025, we asserted that $1,729 million of foreign earnings would not be indefinitely reinvested, and accordingly, recorded a deferred tax liability of $23 million.

The following table summarizes the gross amount of our uncertain tax positions:

In millions	December 28, 2025	December 29, 2024	December 31, 2023
Balance at beginning of year	$232	$210	$153
Increases related to prior year tax positions	14	2	27
Decreases related to prior year tax positions	—	(2)	(2)
Increases related to current year tax positions	11	23	42
Decreases related to lapse of statute of limitations	(4)	(1)	(10)
Balance at end of year	$253	$232	$210

Included in the balance of uncertain tax positions as of December 28, 2025 and December 29, 2024, was $216 million and $202 million, respectively, of net unrecognized tax benefits that, if recognized, would reduce the effective income tax rate in future periods.

Any interest and penalties related to uncertain tax positions are reflected in the provision for income taxes. We recognized expense of $9 million, $6 million, and $2 million in 2025, 2024, and 2023, respectively, related to potential interest and penalties on uncertain tax positions. We recorded a liability for potential interest and penalties of $23 million and $13 million as of December 28, 2025 and December 29, 2024, respectively.

Tax years 1997 to 2024 remain subject to future examination by the major tax jurisdictions in which we are subject to tax. The Internal Revenue Service recently began an examination of the U.S. Corporation Income Tax Returns for tax years 2021 through 2024. Given the uncertainty of potential adjustments from examination as well as the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could change significantly over the next 12 months. Due to the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

The following table summarizes income taxes paid (net of refunds):

In millions	2025	2024	2023
Federal	$22	$31	$(2)
State	7	—	4
Foreign	44	74	63
Total	$73	$105	$65

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes components of income tax paid (net of refunds received) exceeding 5% of the annual total by jurisdiction:

In millions	2025	2024	2023
Federal	$22	$31	*
California	$5	*	*
Maryland	*	*	$3
Brazil	*	$10	*
China	$10	*	$14
Germany	$4	*	$6
Israel	*	*	$7
Netherlands	$5	*	*
United Kingdom	$6	$31	$17
_____________
*Income tax paid (net of refunds received) did not exceed 5% of the annual total by jurisdiction.

11. EMPLOYEE BENEFIT PLANS
Retirement Plan
We have a 401(k) savings plan covering substantially all of our employees in the United States, as well as other defined contribution plans covering certain non-U.S. employees. During 2025, 2024, and 2023, we made matching contributions of $48 million, $45 million, and $46 million, respectively, related to our defined contribution plans.

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
We established a rabbi trust for the benefit of the participants under the Plan and have included the assets of the trust in other assets in the consolidated balance sheets. As of December 28, 2025 and December 29, 2024, the assets of the trust were $79 million and $70 million, respectively, and our liabilities, included in accrued liabilities, were $72 million and $65 million, respectively. Changes in the value of the assets held by the trust are recorded in other income (expense), net, and changes in the value of the deferred compensation liabilities are recorded in operating expense.

12. SEGMENT AND GEOGRAPHIC INFORMATION
Reportable Segment Information
As of December 28, 2025, we have one reportable segment, Core Illumina. Prior to the Spin-Off of GRAIL, on June 24, 2024, our reportable segments included both Core Illumina and GRAIL. See note 8. GRAIL Spin-Off for details. We continue to disclose certain historical information for GRAIL prior to the Spin-Off. Segment information is consistent with how our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer, reviews financial information, makes operating decisions, allocates resources, and assesses performance. We also consider the way budgets and forecasts are prepared and reviewed and the basis on which executive compensation is determined.

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following tables present selected financial information with respect to segments for the periods presented:

In millions	2025	2024	2023
Core Illumina:
Revenue (1)	$4,343	$4,332	$4,438
Less:
Cost of revenue	1,473	1,424	1,582
Research and development	967	988	1,030
Selling and marketing	618	638	648
General and administrative	468	262	600
Goodwill and intangible impairment	—	3	6
Legal contingency and settlement	10	(456)	20
Core Illumina income from operations	807	1,473	552
GRAIL:
Revenue	—	55	93
Total operating expenses (2)	—	2,360	1,714
Consolidated other income (expense), net	279	(346)	(48)
Consolidated provision for income taxes	236	44	44
Intersegment eliminations	—	(1)	—
Consolidated net income (loss)	$850	$(1,223)	$(1,161)
_____________
(1)Core Illumina revenue for 2024 and 2023 included intercompany revenue of $15 million and $26 million, respectively.
(2)GRAIL operating expenses are inclusive of cost of revenue, research and development, selling and marketing, general and administrative, and goodwill and intangible impairment for the comparative periods prior to the Spin-Off on June 24, 2024.

In millions	2025	2024	2023
Depreciation and amortization:
Core Illumina	$270	$280	$273
GRAIL	—	74	159
Consolidated depreciation and amortization	$270	$354	$432

Capital expenditures:
Core Illumina	$148	$137	$183
GRAIL	—	5	13
Eliminations	—	—	(1)
Consolidated capital expenditures	$148	$142	$195

ILLUMINA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Data
Long-lived assets, consisting of property and equipment and operating lease right-of-use assets, were as follows:

In millions	December 28, 2025	December 29, 2024
United States	$660	$750
Singapore	281	279
United Kingdom	119	124
Other countries	69	81
Total long-lived assets, net	$1,129	$1,234
Refer to note 2. Revenue for revenue by geographic area.

13. SUBSEQUENT EVENTS
On January 30, 2026, we acquired SomaLogic and other specified assets from Standard BioTools for a $350 million upfront cash payment, subject to customary adjustments. The Stock Purchase Agreement, which we entered into on June 22, 2025, further provides for, in connection with the revenues generated from certain products and services, (i) royalty streams and (ii) up to $75 million in potential milestone payments to Standard BioTools.

We also acquired an intellectual property portfolio on January 30, 2026 for a $50 million upfront cash payment.

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

During the fourth quarter of 2025, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

Our management, under the supervision and with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 28, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 28, 2025. The effectiveness of our internal control over financial reporting as of December 28, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Illumina, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Illumina, Inc.’s internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Illumina, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2025, and the related notes and our report dated February 11, 2026 expressed an unqualified opinion thereon.

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
February 11, 2026

ADOPTIONS, MODIFICATIONS OR TERMINATIONS OF TRADING PLANS
During the quarterly period ended December 28, 2025, the following directors and officers adopted, modified or terminated 10b5-1 plans:
•On November 11, 2025, Everett Cunningham, our Chief Commercial Officer, entered in a new arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). On February 9, 2026, Mr. Cunningham terminated this new arrangement in connection with his departure from the Company on January 16, 2026. The arrangement provided for the sale of up to 8,118 shares and would have terminated by its terms on November 11, 2026.
•On November 12, 2025, Patricia Leckman, our Chief People Officer, entered in a new arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement terminates on November 12, 2026 and provides for the sale of up to 2,370 shares.
•On November 21, 2025, Scott Davies, our Chief Legal Officer, entered in a new arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement terminates on December 28, 2026 and provides for the sale of up to 4,251 shares.
Other than as disclosed above, during the quarterly period ended December 28, 2025, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case as such term is defined in Item 408 of Regulation S-K.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors
Information concerning our directors is incorporated by reference from the section entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” and “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC no later than April 27, 2026.
Executive Officers
Information concerning our executive officers is incorporated by reference from the section entitled “Executive Officers” to be contained in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC no later than April 27, 2026.
Corporate Governance
Section 16(a) of the Exchange Act
Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC no later than April 27, 2026.
Audit Committee Financial Expert
Information concerning the audit committee financial expert as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002 is incorporated by reference from the section entitled “Board of Directors and Corporate Governance” to be contained in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC no later than April 27, 2026.
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
EXECUTIVE COMPENSATION
Information concerning executive compensation is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Director Compensation,” and “Executive Compensation” to be contained in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC no later than April 27, 2026.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management and information covering securities authorized for issuance under equity compensation plans is incorporated by reference from the sections entitled “Stock Ownership of Principal Stockholders and Management,” “Executive Compensation,” and “Equity Compensation Plan Information” to be contained in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC no later than April 27, 2026.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions, and director independence is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Information About Directors,” “Director Compensation,” “Executive Compensation,” and “Certain Relationships and Related Party Transactions” to be contained in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC no later than April 27, 2026.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accountant fees and services is incorporated by reference from the sections entitled “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accountants” to be contained in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC no later than April 27, 2026.

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

Index to Exhibits

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File Number	Exhibit	Date	Herewith
2.1*	Stock Purchase Agreement, dated June 22, 2025, between Illumina, Inc. and Standard BioTools Inc.	8-K	001-35406	2.1	6/23/2025
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-35406	3.1	8/11/2022
3.2	Amended and Restated Bylaws	10-Q	001-35406	3.1	8/7/2024
4.1	Specimen Common Stock Certificate	S-1/A	333-33922	4.1	7/3/2000
4.3	Description of Illumina, Inc.’s securities registered pursuant to Section 12 of the Exchange Act of 1934	10-K	001-35406	4.5	2/17/2021
4.4	Indenture, dated as of March 12, 2021, by and between Illumina, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.6 to Illumina’s Registration Statement on Form S-3 (File No. 333-254195)	S-3	333-54195	4.6	3/12/2021
4.5	Form of Officer's Certificate setting forth the terms and forms of the 2023 Notes and 2031 Notes	8-K	001-35406	4.2	3/22/2021
4.6	Contingent Value Rights Agreement by and among Illumina, Inc., Computershare Trust Company, N.A., as Trustee and Shareholder Representative Services LLC dated as of August 18, 2021	8-K	001-35406	4.1	8/18/2021
4.7	Form of Officer’s Certificate setting forth the terms and forms of the 2025 Notes and 2027 Notes	8-K	001-35406	4.2	12/13/2022
4.8	Officer’s Certificate, dated November 25, 2025, setting forth the terms and form of the Notes	8-K	001-35406	4.2	11/25/2025
+10.1	Form of Indemnification Agreement between Illumina and each of its directors and executive officers	10-Q	000-30361	10.55	7/25/2008
+10.2	Form of Change in Control Severance Agreement between Illumina and each of its executive officers	10-K	000-30361	10.34	2/26/2009
+10.3	2000 Employee Stock Purchase Plan, as amended and restated through May 2, 2023	10-Q	001-35406	10.1	8/10/2023
+10.4	New Hire Stock and Incentive Plan, as amended and restated through October 28, 2009	10-K	000-30361	10.7	2/26/2010
10.5	License Agreement, effective as of May 6, 1998, between Tufts University and Illumina	10-Q	000-30361	10.5	5/3/2007
+10.6	The Solexa Unapproved Company Share Option Plan	8-K	000-30361	99.3	11/26/2007
+10.7	The Solexa Share Option Plan for Consultants	8-K	000-30361	99.4	11/26/2007
+10.8	Solexa Limited Enterprise Management Incentive Plan	8-K	000-30361	99.5	11/26/2007

+10.9	Amended and Restated Solexa 2005 Equity Incentive Plan	10-K	000-30361	10.25	2/26/2009
+10.10	Amended and Restated Solexa 1992 Stock Option Plan	10-K	000-30361	10.26	2/26/2009
+10.11	Amended and Restated 2015 Stock and Incentive Plan	8-K	001-35406	10.1	2/7/2023
+10.12	Form of Restricted Stock Unit Agreement for Employees Under Amended and Restated 2015 Stock and Incentive Plan	8-K	001-35406	10.4	2/7/2023
+10.13	Form of Performance Stock Unit Agreement (Relative TSR) for Employees Under Amended and Restated 2015 Stock and Incentive Plan	8-K	001-35406	10.2	2/7/2023
+10.14	Form of Performance Stock Unit Agreement (Adjusted EPS) for Employees Under Amended and Restated 2015 Stock and Incentive Plan	8-K	001-35406	10.3	2/7/2023
+10.15	Form of Option Agreement for Employees Under 2015 Stock and Incentive Plan	10-K	001-35406	10.15	2/17/2023
10.16	Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-Q	001-35406	10.1	5/3/2012
10.17	First Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.23	2/18/2015
10.18	Second Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.24	2/18/2015
10.19	Amended and Restated Second Amendment to Amended and Restated Lease Agreement, dated March 27, 2012, between ARE-SD Region No. 32, LLC and Illumina	10-K	001-35406	10.18	2/13/2018
+10.20	Deferred Compensation Plan, effective December 1, 2007	14D-9	005-60457	99(e)(6)	2/7/2012
10.21	Lease between BMR-Lincoln Centre LP and Illumina, dated December 30, 2014	10-K	001-35406	10.26	2/18/2015
10.22	Pooled Patents Agreement between Illumina and Sequenom, Inc., dated December 2, 2014 (with certain confidential portions omitted)	10-K	001-35406	10.27	2/18/2015
10.23	First Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 21, 2016	10-K	001-35406	10.22	2/13/2018
10.24	Second Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 17, 2017	10-K	001-35406	10.23	2/13/2018
10.25	Third Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of August 28, 2017 (with certain confidential portions omitted)	10-K	001-35406	10.24	2/13/2018

10.26	Fourth Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of March 15, 2018	10-K	001-35406	10.25	2/11/2020
10.27	Fifth Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of April 12, 2019 (with certain confidential portions omitted)	10-K	001-35406	10.25	2/11/2020
10.28	Sixth Amendment to Pooled Patents Agreement between Illumina and Sequenom, Inc., effective as of May 8, 2020 (with certain confidential portions omitted)	10-Q	001-35406	10.1	10/30/2020
10.29	Agreement for Lease between Granta Park Park Jco 1 Limited and Illumina, dated June 25, 2015	10-Q	001-35406	10.1	7/31/2015
10.30	Third Amendment to Lease between ARE-SD Region No. 32, LLC and Illumina, dated September 2, 2015	10-K	001-35406	10.29	3/2/2016
10.31	First Amendment to Lease between BMR-Lincoln Center LP and Illumina, dated February 23, 2016	10-K	001-35406	10.30	3/2/2016
10.32	Fourth Amendment to Lease between ARE-SD Region No. 32, LLC and Illumina, dated April 14, 2016	10-K	001-35406	10.28	2/14/2017
10.33	Second Amendment to Lease between BMR-Lincoln Center LP and Illumina dated August 15, 2016	10-K	001-35406	10.29	2/14/2017
10.34	Deed of Variation to the Agreement for Lease between Granta Park Jco 1 Limited and Illumina dated October 24, 2016	10-K	001-35406	10.30	2/14/2017
10.35	Third Amendment to Lease between BMR-Lincoln Center LP and Illumina dated January 18, 2018	10-Q	001-35406	10.10	4/25/2018
+10.36	Form of Insurance Matters Agreement	10-Q	001-35406	10.1	11/5/2021
10.37	Credit Agreement, dated as of January 4, 2023, among the Company, as the borrower, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, an issuing bank and the swingline lender, and the other issuing banks from time to time party thereto	8-K	001-35406	10.1	1/4/2023
+10.38	Separation Agreement and Release of All Claims by and between Illumina, Inc. and Kathryne Reeves, dates of March 19, 2024	10-Q	001-35406	10.1	5/3/2024
10.39	Tax Matters Agreement, dated June 21, 2024, between GRAIL, LLC and Illumina, Inc.	8-K	001-35406	10.1	6/24/2024
10.40	Employee Matters Agreement, dated June 21, 2024, between GRAIL, LLC and Illumina, Inc.	8-K	001-35406	10.2	6/24/2024
10.41	Stockholder and Registration Rights Agreement, Dated June 21, 2024, between GRAIL, LLC and Illumina, Inc.	8-K	001-35406	10.3	6/24/2024

10.42	Fourth Amendment to the Amended and Restated Supply and Commercialization Agreement, dated June 21, 2024, by and between Illumina, Inc. and GRAIL, LLC*	8-K	001-35406	10.4	6/24/2024
10.43	364-Day Delayed Draw Credit Agreement, dated as of June 17, 2024, among the Company, as the borrower, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent Fourth Amendment to the Amended and Restated Supply and Commercialization Agreement, dated June 21, 2024, by and between Illumina, Inc. and GRAIL, LLC*	8-K	001-35406	10.1	6/17/2024
+10.44	Retention Agreement by and between Joydeep Goswami and Illumina, Inc. dated as of April 8, 2024	10-Q	001-35406	10.6	8/7/2024
+10.45	Separation Agreement and General Release of All Claims by and between Joydeep Goswami and Illumina, Inc. dated as of July 2, 2024	10-Q	001-35406	10.7	8/7/2024
10.46	Underwriting Agreement, dated September 4, 2024, between the Company and J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein	8-K	001-35406	1.1	9/9/2024
10.47	Officer’s Certificate, dated September 9, 2024, setting forth the terms and form of the Notes	8-K	001-35406	4.2	9/9/2024
+10.48	Advisory Agreement between Illumina, Inc. and Charles Dadswell, dated October 3, 2024	8-K	001-35406	10.1	10/3/2024
+10.49	Separation Agreement between Illumina, Inc. and Charles Dadswell, dated October 3, 2024	8-K	001-35406	10.2	10/3/2024
10.50	Underwriting Agreement, dated November 10, 2025 between Illumina and Goldman Sachs & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters named therein	8-K	001-35406	1.1	11/12/2025
+19.1	Insider Trading Policy, Adopted May 6, 2025					X
21.1	Subsidiaries of Illumina					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on the signature page)					X
31.1	Certification of Jacob Thaysen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Ankur Dhingra pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Jacob Thaysen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Ankur Dhingra pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
+97.1	Compensation Recovery/Clawback Policy - Adopted May 2, 2023	10-K	001-35406	97.1	2/16/2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
_______________________________________

+	Management contract or corporate plan or arrangement
*
Portions of this exhibit omitted pursuant to Item 601(a)(5), Item 601(b)(2) or Item 601(b)(10) of Regulation S-K, as applicable. The Company agrees to furnish a supplemental and unredacted copy of any agreement or omitted schedule to the Securities and Exchange Commission upon its request.

Supplemental Information

No Annual Report to stockholders or proxy materials has been furnished to stockholders as of the date of this report. The Annual Report to stockholders and proxy material will be furnished to our stockholders after the filing of this Annual Report on Form 10-K and we will furnish such material to the SEC at that time.

FORM 10-K CROSS-REFERENCE INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2026.

ILLUMINA, INC.

By:	/s/ JACOB THAYSEN
Jacob Thaysen Chief Executive Officer

February 11, 2026
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

/s/ JACOB THAYSEN	Chief Executive Officer, Director (Principal Executive Officer)	February 11, 2026
Jacob Thaysen

/s/ ANKUR DHINGRA	Chief Financial Officer (Principal Financial Officer)	February 11, 2026
Ankur Dhingra

/s/ SCOTT ERICKSEN	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 11, 2026
Scott Ericksen

/s/ SCOTT GOTTLIEB	Independent Chair of the Board of Directors	February 11, 2026
Scott Gottlieb, M.D.

/s/ FRANCES ARNOLD	Director	February 11, 2026
Frances Arnold, Ph.D.

/s/ CAROLINE DORSA	Director	February 11, 2026
Caroline Dorsa

/s/ ROBERT S. EPSTEIN	Director	February 11, 2026
Robert S. Epstein, M.D.

/s/ GARY S. GUTHART	Director	February 11, 2026
Gary S. Guthart, Ph.D.

/s/ KEITH MEISTER	Director	February 11, 2026
Keith Meister

/s/ PHILIP SCHILLER	Director	February 11, 2026
Philip Schiller

/s/ SUSAN SIEGEL	Director	February 11, 2026
Susan Siegel

/s/ ANNA RICHO	Director	February 11, 2026
Anna Richo

/s/ SCOTT B. ULLEM	Director	February 11, 2026
Scott B. Ullem