Form 10-Q
period 2026-03-29
ILLUMINA, INC.
filed 2026-05-04
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 29, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of April 24, 2026, there were 151.3 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 29, 2026

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
•our estimate of the cost impact on Illumina of the tariffs announced by the U.S. Government and other countries beginning in April 2025, including any potential refunds of such tariffs; and
•other expectations, beliefs, plans, strategies, anticipated developments, and other matters that are not historical facts.
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
•uncertainty regarding the impact of tariffs imposed by the U.S. government and its trading partners in response, related court proceedings or administrative actions (including potential refund or relief programs), other possible tariffs or trade protection measures, import or export licensing requirements, new or different customs duties, trade embargoes and sanctions and other trade barriers, as well as the impact of Illumina’s efforts to mitigate the effect of such tariffs;
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
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth, competitive landscape, public health crisis, or armed conflict; and
•other factors detailed in our filings with the Securities and Exchange Commission (SEC), including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, the “Risk Factors” section below, or in information disclosed in public conference calls, the date and time of which are released beforehand.
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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 29, 2026	December 28, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,089	$1,418
Short-term investments	66	215
Accounts receivable, net	738	854
Inventory, net	611	564
Prepaid expenses and other current assets	234	238
Total current assets	2,738	3,289
Property and equipment, net	755	759
Operating lease right-of-use assets	371	370
Goodwill	1,284	1,113
Intangible assets, net	430	210
Deferred tax assets, net	458	454
Other assets	523	449
Total assets	$6,559	$6,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218	$240
Accrued liabilities	849	846
Term debt, current portion	499	499
Total current liabilities	1,566	1,585
Operating lease liabilities	475	486
Term debt	1,490	1,490
Other long-term liabilities	352	360
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	7,862	7,822
Accumulated other comprehensive income (loss)	1	(10)
Accumulated deficit	(258)	(392)
Treasury stock, at cost	(4,931)	(4,699)
Total stockholders’ equity	2,676	2,723
Total liabilities and stockholders’ equity	$6,559	$6,644

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	March 29, 2026	March 30, 2025
Revenue:
Product revenue	$917	$880
Service and other revenue	174	161
Total revenue	1,091	1,041
Cost of revenue:
Cost of product revenue	273	253
Cost of service and other revenue	80	88
Amortization of acquired intangible assets	17	17
Total cost of revenue	370	358
Gross profit	721	683
Operating expense:
Research and development	240	252
Selling, general and administrative	272	267
Total operating expense	512	519
Income from operations	209	164
Other income (expense):
Interest income	11	11
Interest expense	(24)	(25)
Other (expense) income, net	(39)	32
Total other (expense) income, net	(52)	18
Income before income taxes	157	182
Provision for income taxes	23	51
Net income	$134	$131
Earnings per share:
Basic	$0.88	$0.83
Diluted	$0.87	$0.82
Shares used in computing earnings per share:
Basic	153	159
Diluted	154	159

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended
	March 29, 2026	March 30, 2025
Net income	$134	$131
Unrealized gain (loss) on cash flow hedges, net of deferred tax	11	(14)
Total comprehensive income	$145	$117

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance as of December 29, 2024	200	$2	$7,525	$22	$(1,242)	(41)	$(3,934)	$2,373
Net income	—	—	—	—	131	—	—	131
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(14)	—	—	—	(14)
Issuance of common stock, net of repurchases	1	—	10	—	—	(1)	(205)	(195)
Share-based compensation	—	—	73	—	—	—	—	73
Balance as of March 30, 2025	201	2	7,608	8	(1,111)	(42)	(4,139)	2,368
Net income	—	—	—	—	235	—	—	235
Unrealized loss on cash flow hedges, net of deferred tax	—	—	—	(29)	—	—	—	(29)
Issuance of common stock, net of repurchases	—	—	(1)	—	—	(5)	(384)	(385)
Share-based compensation	—	—	69	—	—	—	—	69
Balance as of June 29, 2025	201	2	7,676	(21)	(876)	(47)	(4,523)	2,258
Net income	—	—	—	—	150	—	—	150
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	9	—	—	—	9
Issuance of common stock, net of repurchases	—	—	16	—	—	(1)	(122)	(106)
Share-based compensation	—	—	70	—	—	—	—	70
Balance as of September 28, 2025	201	2	7,762	(12)	(726)	(48)	(4,645)	2,381
Net income	—	—	—	—	334	—	—	334
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	2	—	—	—	2
Issuance of common stock, net of repurchases	—	—	(3)	—	—	—	(54)	(57)
Share-based compensation	—	—	63	—	—	—	—	63
Balance as of December 28, 2025	201	$2	$7,822	$(10)	$(392)	(48)	$(4,699)	$2,723

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance as of December 28, 2025	201	$2	$7,822	$(10)	$(392)	(48)	$(4,699)	$2,723
Net income	—	—	—	—	134	—	—	134
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	11	—	—	—	11
Issuance of common stock, net of repurchases	—	—	(20)	—	—	(1)	(232)	(252)
Share-based compensation	—	—	60	—	—	—	—	60
Balance as of March 29, 2026	201	$2	$7,862	$1	$(258)	(49)	$(4,931)	$2,676

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended
	March 29, 2026	March 30, 2025
Cash flows from operating activities:
Net income	$134	$131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	51	52
Amortization of intangible assets	18	17
Share-based compensation expense	60	73
Deferred income taxes	(3)	16
Net losses (gains) on strategic investments	38	(32)
Change in fair value of contingent consideration liabilities	(16)	(11)
Other	8	(2)
Changes in operating assets and liabilities:
Accounts receivable	118	46
Inventory	(13)	10
Prepaid expenses and other current assets	(2)	6
Operating lease right-of-use assets and liabilities, net	(9)	(8)
Other assets	(26)	(1)
Accounts payable	(12)	(15)
Accrued liabilities	(47)	(56)
Other long-term liabilities	(10)	14
Net cash provided by operating activities	289	240
Cash flows from investing activities:
Net purchases of property and equipment	(38)	(32)
Net sales (purchases) of strategic investments	87	(24)
Cash paid for acquisitions and intangible assets, net of cash acquired	(415)	(7)
Net cash used in investing activities	(366)	(63)
Cash flows from financing activities:
Common stock repurchases	(242)	(200)
Taxes paid related to net share settlement of equity awards	(33)	(22)
Proceeds from issuance of common stock	24	27
Net cash used in financing activities	(251)	(195)
Effect of exchange rate changes on cash and cash equivalents	(1)	4
Net decrease in cash and cash equivalents	(329)	(14)
Cash and cash equivalents at beginning of period	1,418	1,127
Cash and cash equivalents at end of period	$1,089	$1,113

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
On January 30, 2026, we acquired SomaLogic and other specified assets from Standard BioTools. SomaLogic is a proteomics company that provides high-throughput protein measurement technology and related data analysis services. We have included the financial results of SomaLogic in our condensed consolidated financial statements from the date of acquisition. Refer to note 2. Acquisitions, Intangible Assets and Goodwill for additional details.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended December 28, 2025, from which the prior year balance sheet information herein was derived. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expense, and related disclosure of contingent assets and liabilities. Although imposed tariffs, reductions in the U.S. government’s funding of the NIH, our inclusion on the unreliable entities list by regulatory authorities in China, impacts from armed conflicts, including recent conflict in the Middle East and Iran, macroeconomic factors such as inflation, exchange rate fluctuations, supply-chain disruptions, and concerns about an economic downturn continue to present additional uncertainty, we continue to use the best information available to form our critical accounting estimates. Actual results could differ from those estimates.
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
Fiscal Year
Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. References to Q1 2026 and Q1 2025 refer to the three months ended March 29, 2026 and March 30, 2025, respectively, which were both 13 weeks.
Significant Accounting Policies
During Q1 2026, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, except for a new policy related to long-term inventory stemming from certain new manufacturing processes that last more than one year and were acquired as part of the SomaLogic acquisition. See note 7. Supplemental Balance Sheet Details for additional information.

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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging, Hedge Accounting Improvements. The new standard is intended to better align hedge accounting with risk management activities. The standard is effective for us beginning in our first quarter of fiscal year 2027, with early adoption permitted, and is applied on a prospective basis. We are currently evaluating the impact of ASU 2025-09 on the consolidated financial statements.
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
The weighted average shares used to calculate basic and diluted earnings per share were as follows:

In millions	Q1 2026	Q1 2025
Weighted average shares outstanding	153	159
Effect of potentially dilutive common shares from:
Equity awards	1	—
Weighted average shares used in calculating diluted earnings per share	154	159

Antidilutive shares:
Equity awards	—	1
Potentially dilutive shares excluded from calculation due to antidilutive effect	—	1

2. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL
SomaLogic Acquisition
On January 30, 2026, we acquired SomaLogic, a proteomics company that provides high-throughput protein measurement technology and related data analysis services, and other specified assets from Standard BioTools. We expect the acquisition to enhance our presence in the proteomics market and advance our multiomics strategy.
The total purchase price, inclusive of a preliminary net working capital adjustment, consisted of the following:

In millions
Cash	$382
Fair value of contingent consideration	81
Settlement of preexisting relationship	(3)
Total purchase price	$460

Standard BioTools is eligible to receive up to $75 million in milestone payments, comprised of up to $25 million based on 2025 performance and up to $50 million based on 2026 performance, due upon the achievement of specified targets for net revenue generated from SOMAmer-based assay services and related products (the Milestone Contingent Consideration). In addition, Standard BioTools is entitled to receive a 2% royalty on net revenues generated from sales of SOMAmer-based next-generation sequencing (NGS) library preparation kits, paid quarterly for 10 years starting at the acquisition date and through January 2036 (the Royalty Contingent Consideration). The aggregate acquisition date fair value of these contingent consideration arrangements was $81 million. See note 4. Investments and Fair Value Measurements for additional information.
We are still finalizing the allocation of the purchase price. Therefore, the preliminary fair value estimates assigned to intangible assets, goodwill, and the related tax impacts of the acquisition, among other items, are subject to change as additional information is received to complete our analysis and certain tax returns are finalized. We expect to finalize the allocation as soon as practicable, but no later than one year after the acquisition date.
The preliminary fair values of assets acquired and liabilities assumed were:

In millions
Cash and cash equivalents	$19
Accounts receivable	13
Inventory (1)	57
Property and equipment	19
Operating lease right-of-use assets	14
Other current and noncurrent assets	3
Intangible assets	186
Goodwill	171
Operating lease liabilities, noncurrent	(12)
Other current and noncurrent liabilities	(10)
Total net assets acquired	$460
_____________
(1)Includes $22 million of inventory that is classified as noncurrent. See note 7. Supplemental Balance Sheet Details for more information.
Goodwill is primarily attributable to assembled workforce, expanded market opportunities, and expected synergies to be achieved. We expect that the entire amount of goodwill recognized will be deductible for tax purposes.

The preliminary fair values assigned to identifiable intangible assets acquired were as follows:

In millions, except years	Fair Value	Estimated Useful Life
Developed technology	$158	9
Trade name	16	7
Customer relationships	12	8
Total intangible assets	$186
The fair values of the developed technology, trade name and customer relationships were estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair values were developed by discounting future net cash flows to their present value at market-based rates of return. The useful lives of the intangible assets for amortization purposes were determined by considering the period of expected cash flows used to measure the fair values of the intangible assets adjusted as appropriate for entity-specific factors. The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives.
The transaction costs associated with the acquisition consisted primarily of legal, regulatory and financial advisory fees of $7 million in Q1 2026, which were expensed as incurred as selling, general and administrative expense.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information summarizes the combined results of operations of Illumina and SomaLogic as if the companies had been combined as of the beginning of our fiscal year 2025.

In millions	Q1 2026	Q1 2025
Revenue	$1,099	$1,060
Net income	$141	$76
The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition been completed at the beginning of our fiscal year 2025. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition. The unaudited pro forma financial information includes adjustments to reflect the elimination of intercompany transactions, incremental amortization and depreciation expense of the intangible assets and property and equipment acquired, respectively, acquisition-related transaction costs, and purchase accounting adjustments to reflect fair value step-up adjustments for inventory and fixed assets, among other items.

Intangible Assets

The following is a summary of our identifiable intangible assets:

	March 29, 2026			December 28, 2025
In millions	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technologies and patents	$644	$(344)	$300	$436	$(335)	$101
Licensed technologies	234	(150)	84	234	(143)	91
Customer relationships	28	(15)	13	16	(14)	2
License agreements	25	(14)	11	24	(14)	10
Trade names	18	(2)	16	2	(2)	—
Database	12	(6)	6	12	(6)	6
Total intangible assets, net	$961	$(531)	$430	$724	$(514)	$210

During Q1 2026, we acquired an intellectual property portfolio for total consideration of $50 million, which was assigned to an individual intangible asset that is amortized on a straight-line basis over an estimated useful life of 14 years. A cost accumulation model is used to determine the cost of an asset acquisition. Direct transaction costs are recognized as part of the cost of an asset acquisition. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values.

The estimated future annual amortization of intangible assets is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

In millions	Estimated Annual Amortization
2026 (remainder of year)	$59
2027	78
2028	76
2029	46
2030	40
Thereafter	131
Total	$430
Goodwill
Changes to goodwill during Q1 2026 were as follows:

In millions
Balance as of December 28, 2025	$1,113
Acquisition of SomaLogic	171
Balance as of March 29, 2026	$1,284

3. REVENUE
Our revenue is generated from the sale of products and services. Product revenue consists of sales of instruments and consumables used in genetic analysis. Service and other revenue consists of revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements.

Revenue by Source

	Q1 2026			Q1 2025
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$726	$71	$797	$696	$72	$768
Instruments	118	2	120	109	3	112
Total product revenue	844	73	917	805	75	880
Service and other revenue	151	23	174	142	19	161
Total revenue	$995	$96	$1,091	$947	$94	$1,041
Revenue by Geographic Area

Based on region of destination (in millions)	Q1 2026	Q1 2025 (1)
United States and Canada	$590	$555
Europe, Middle East, Africa and Latin America	356	332
Greater China (2)	52	72
Asia-Pacific	93	82
Total revenue	$1,091	$1,041
_____________
(1)We implemented a new global commercial structure in Q1 2026 to improve operating efficiencies and better align with local markets. Beginning in Q1 2026, we will report regional results for: United States and Canada (USCAN), Europe, Middle East, Africa and Latin America (EMEALA), Greater China, and Asia-Pacific (APAC). Prior period amounts were reclassified to conform to this new presentation.
(2)Region includes revenue from China, Taiwan, and Hong Kong.
Contract Assets and Liabilities
Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, as of March 29, 2026 and December 28, 2025 were $23 million and $21 million, respectively, all of which were short-term and recorded in prepaid expenses and other current assets.
Contract liabilities, which consist of deferred revenue and customer deposits, as of March 29, 2026 and December 28, 2025, were $344 million and $346 million, respectively, of which the short-term portions of $269 million and $270 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q1 2026 included $98 million of previously deferred revenue that was included in contract liabilities as of December 28, 2025.
Remaining Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within approximately six months after the contract execution date and primarily consist of instruments, consumables, and instrument service contracts. As of March 29, 2026, the aggregate amount of the transaction price allocated to these remaining performance obligations was $1.1 billion, of which approximately 85% is expected to be converted to revenue in the next twelve months, approximately 9% in the following twelve months, and the remainder thereafter.
We also enter into various development and licensing contracts. These contracts are believed to be firm as of the balance sheet date, however these arrangements do allow for early termination with prorated fees. These contracts generally have delivery periods spanning several years. As of March 29, 2026, the aggregate amount of the transaction price allocated to these remaining performance obligations was approximately $38 million.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Strategic Investments
Marketable Equity Securities
Our short-term investments consist of marketable equity securities, primarily our retained investment in GRAIL subsequent to our divestiture in 2024. As of March 29, 2026 and December 28, 2025, the fair value of our marketable equity securities totaled $66 million and $215 million, respectively.
Gains (losses) recognized in other (expense) income, net on marketable equity securities were as follows:

In millions	Q1 2026	Q1 2025
Net (losses) gains recognized during the period	$(45)	$31
Less: Net gains recognized during the period on securities sold during the period	12	—
Net unrealized (losses) gains recognized during the period on securities still held at the reporting date	$(57)	$31
Non-Marketable Equity Securities
As of March 29, 2026 and December 28, 2025, non-marketable equity securities, without readily determinable fair values, included in other assets, were $60 million and $58 million, respectively.
Venture Funds
We invest in three venture capital investment funds (the Funds), which are accounted for as equity-method investments. The aggregate carrying amount of the Funds, included in other assets, was $253 million and $235 million as of March 29, 2026 and December 28, 2025, respectively. Gains and losses are recorded in other (expense) income, net. We recorded net gains of $8 million and $2 million in Q1 2026 and Q1 2025, respectively.

Our commitments to the Funds are as follows:

Dollars in millions	Capital commitments	Callable through date	Remaining callable as of March 29, 2026
Fund I	$100	December 2027	$3
Fund II	$150	July 2029	$25
Fund III	$60	December 2034	$21
Fair Value Measurements
The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	March 29, 2026				December 28, 2025
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$811	$—	$—	$811	$1,173	$—	$—	$1,173
Marketable equity securities	66	—	—	66	215	—	—	215
Other investments	—	—	38	38	—	—	32	32
Deferred compensation plan assets	—	77	—	77	—	79	—	79
Total assets measured at fair value	$877	$77	$38	$992	$1,388	$79	$32	$1,499
Liabilities:
Contingent consideration liabilities	$—	$—	$119	$119	$—	$—	$54	$54
Deferred compensation plan liabilities	—	67	—	67	—	72	—	72
Total liabilities measured at fair value	$—	$67	$119	$186	$—	$72	$54	$126
Marketable equity securities are measured at fair value based on quoted trade prices in active markets. We elected the fair value option for other investments, primarily convertible notes, included in other assets. Fair value is derived using a probability-weighted scenario approach with changes in fair value recognized in other (expense) income, net. Deferred compensation plan assets consist primarily of investments in life insurance contracts carried at cash surrender value, which reflects the net asset value of the underlying publicly traded mutual funds. We corroborate the fair value of our holdings, comparing valuations obtained from our investment service provider to valuations reported by our asset custodians, validating pricing sources and models, and reviewing key model inputs.
Contingent Consideration Liabilities
We reassess the fair value of contingent consideration related to acquisitions on a quarterly basis, with changes in the fair value subsequent to the acquisition date, recognized in selling, general and administrative expense.
Changes in the estimated fair value of our contingent consideration liabilities during Q1 2026 were as follows:

In millions
Balance as of December 28, 2025	$54
Acquisition of SomaLogic	81
Change in estimated fair value	(16)
Balance as of March 29, 2026	$119

SomaLogic Acquisition
The aggregate fair value of our SomaLogic contingent consideration liabilities was $84 million as of March 29, 2026, of which $66 million was included in accrued liabilities, with the remaining balance included in other long-term liabilities. In April 2026, we paid $25 million for the milestone payment earned for the 2025 performance period. See note 2. Acquisitions, Intangible Assets and Goodwill for details of the contingent consideration arrangements. We use a Monte Carlo simulation to estimate the fair value of the Milestone Contingent Consideration and a discounted cash flow analysis to estimate the fair value of the Royalty Contingent Consideration. Estimates and assumptions used in the Monte Carlo simulation and the discounted cash flow analysis include forecasted revenues, a revenue risk premium, an operational leverage ratio and a counterparty credit spread. An estimate for revenue volatility is also used in the Monte Carlo simulation. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value.
GRAIL Acquisition
The fair value of our GRAIL contingent consideration liability was $35 million and $54 million as of March 29, 2026 and December 28, 2025, respectively, of which $33 million and $52 million, respectively, was included in other long-term liabilities, with the remaining balances included in accrued liabilities. The CVRs issued as part of the acquisition entitle the holders to receive future quarterly cash payments (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period through August 2033. As defined in the Contingent Value Rights Agreement, this reflects a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for the periods Q4 2025 and Q4 2024 were $44 million and $38 million, respectively, driven primarily by sales of GRAIL’s Galleri test. Covered Revenue Payments for such periods were $410,000 and $360,000, respectively, which were paid in Q1 2026 and Q1 2025, respectively.
We use a Monte Carlo simulation to estimate the fair value of our GRAIL contingent consideration. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility estimate, an operational leverage ratio and a counterparty credit spread. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. We rely on information made public by GRAIL and information published in analyst reports to estimate forecasted revenues through August 2033. To estimate the liability as of March 29, 2026, we selected a revenue risk premium of 3%, which was derived from reconciling forecasted revenues for GRAIL to GRAIL’s market capitalization based on a 25-day trailing average and consideration of a Capital Asset Pricing Model and comparable company betas. We have primarily used a 60-day trailing average in prior periods.

5. DEBT
Summary of Term Debt Obligations

In millions	March 29, 2026	December 28, 2025
Principal amount of 2026 Term Notes outstanding	$500	$500
Principal amount of 2027 Term Notes outstanding	500	500
Principal amount of 2030 Term Notes outstanding	500	500
Principal amount of 2031 Term Notes outstanding	500	500
Unamortized discounts and debt issuance costs	(11)	(11)
Net carrying amount of term debt	1,989	1,989
Less: current portion	499	499
Term debt, non-current	$1,490	$1,490
Fair value of term debt outstanding (Level 2)	$1,950	$1,977
Interest expense, which included amortization of debt discounts and debt issuance costs, was $23 million and $24 million in Q1 2026 and Q1 2025, respectively.

4.750% Term Notes due 2030 (2030 Term Notes)
In November 2025, we issued $500 million aggregate principal amount of 2030 Term Notes, which mature on December 12, 2030 and accrue interest at a rate of 4.750% per annum, payable semi-annually on June 12 and December 12 of each year, beginning on June 12, 2026. We may redeem for cash all or any portion of the notes, at our option, at any time prior to maturity at make-whole premium redemption prices defined in the form of the notes.
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
5.750% Term Notes due 2027 (2027 Term Notes)
In December 2022, we issued $500 million aggregate principal amount of 2027 Term Notes, which mature on December 13, 2027 and accrue interest at a rate of 5.750% per annum, payable semi-annually on June 13 and December 13 of each year. We may redeem for cash all or any portion of the notes, at our option, at any time prior to maturity. Prior to November 13, 2027, the notes are redeemable at make-whole premium redemption prices defined in the form of the notes. After November 13, 2027, the notes are redeemable at a redemption price equal to 100% of the principal to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.
2.550% Term Notes due 2031 (2031 Term Notes)
In March 2021, we issued $500 million aggregate principal amount of 2031 Term Notes, which mature on March 23, 2031 and accrue interest at a rate of 2.550% per annum, payable semi-annually on March 23 and September 23 of each year. We may redeem for cash all or any portion of the notes, at our option, at any time prior to maturity. Prior to December 23, 2030, the notes are redeemable at make-whole premium redemption prices defined in the form of the notes. After December 23, 2030, the notes are redeemable at a redemption price equal to 100% of the principal to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.
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
The Revolving Credit Facility matures, and all amounts outstanding become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option, the consent of the extending lenders and certain other conditions. We may prepay amounts borrowed and terminate commitments under the Revolving Credit Facility at any time without premium or penalty. As of March 29, 2026, there were no borrowings or letters of credit outstanding under the credit facility, and we were in compliance with all financial and operating covenants.
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

6. STOCKHOLDERS' EQUITY
As of March 29, 2026, approximately 9.8 million shares remained available for future grants under the Second Amended and Restated 2015 Stock and Incentive Compensation Plan.
Restricted Stock
Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU) (1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at December 28, 2025	3,738	856	$118.82	$123.77
Awarded	1,277	589	$128.40	$148.34
Vested	(892)	—	$114.97	$—
Cancelled	(139)	(116)	$117.50	$120.56
Outstanding at March 29, 2026	3,984	1,329	$122.80	$134.93
_____________
(1)We issue PSU for which the number of shares issuable is based on our performance relative to specified operating margin targets (OM PSU) and PSU with a market condition that vest based on the Company’s relative total shareholder return as compared to a peer group of companies (rTSR PSU). In fiscal year 2026, we resumed issuing PSU for which the number of shares issuable is based on our performance relative to specified earnings per share targets (EPS PSU). For OM and EPS PSU, the number of units reflect the estimated number of shares to be issued at the end of the performance period. For rTSR PSU, the number of units reflect the estimated number of shares to be issued based on performance as of the current reporting period. Awarded units are presented net of performance adjustments.
Employee Stock Purchase Plan (ESPP)
The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During Q1 2026, approximately 0.3 million shares were issued under the plan. As of March 29, 2026, approximately 11.5 million shares remained available for issuance under the ESPP.
The assumptions used and the resulting estimate of weighted-average fair value per share for stock purchased under the ESPP during Q1 2026 were as follows:

Risk-free interest rate	3.54% - 4.06%
Expected volatility	43% - 48%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$35.49

Share-Based Compensation
Share-based compensation expense reported in our consolidated statements of operations was as follows:

In millions	Q1 2026	Q1 2025
Cost of product revenue	$4	$5
Cost of service and other revenue	1	1
Research and development	24	30
Selling, general and administrative	31	37
Share-based compensation expense, before taxes	60	73
Related income tax benefits	(13)	(16)
Share-based compensation expense, net of taxes	$47	$57
As of March 29, 2026, unrecognized compensation cost, related to restricted stock and ESPP shares issued to date, of $576 million is expected to be recognized over a weighted-average period of approximately 2.5 years.
Share Repurchases
In August 2024, our Board of Directors authorized a share repurchase program (the 2024 Repurchase Program), which canceled and superseded all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. The repurchases may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Authorizations to repurchase up to approximately $400 million of our outstanding common stock remained available as of March 29, 2026.
Share repurchase activity was as follows:

In millions, except shares in thousands	Q1 2026	Q1 2025
Number of shares repurchased	2,005	1,728
Total cost of shares repurchased (1)	$243	$201
_____________
(1)Total cost of shares repurchased includes the 1% excise tax imposed as part of the Inflation Reduction Act of 2022, which is calculated based on share repurchases, net of certain share issuances, and was immaterial for all periods presented.
Subsequent to March 29, 2026 and through May 1, 2026, we repurchased an additional approximate 720,000 shares of our common stock for $90 million under the 2024 Repurchase Program. As of May 1, 2026, authorizations to repurchase up to approximately $310 million of our outstanding common stock remained available. On April 28, 2026, our Board of Directors authorized a new share repurchase program to repurchase up to $1.5 billion of our outstanding common stock (the 2026 Repurchase Program). The 2026 Repurchase Program is in addition to the $1.5 billion previously authorized by our Board of Directors under the 2024 Repurchase Program.

7. SUPPLEMENTAL BALANCE SHEET DETAILS
Accounts Receivable

In millions	March 29, 2026	December 28, 2025
Trade accounts receivable, gross	$746	$861
Allowance for credit losses	(8)	(7)
Total accounts receivable, net	$738	$854

Inventory

In millions	March 29, 2026	December 28, 2025
Raw materials	$268	$254
Work in process	427	398
Finished goods	55	45
Inventory, gross	750	697
Inventory reserve	(119)	(133)
Total inventory, net	$631	$564
Inventory, current	$611	$564
Inventory, non-current (included in other assets)	$20	$—
Inventory with certain manufacturing processes that last more than one year is classified as long-term inventory. As of March 29, 2026, long-term inventory primarily consists of work in process that was acquired from SomaLogic.
Accrued Liabilities

In millions	March 29, 2026	December 28, 2025
Contract liabilities, current portion	$269	$270
Accrued compensation expenses	182	249
Accrued taxes payable	115	107
Operating lease liabilities, current portion	80	78
Contingent consideration liabilities, current portion	68	2
Other, including warranties (1)	135	140
Total accrued liabilities	$849	$846
_____________
(1)See table below for changes in the reserve for product warranties.
Changes in the reserve for product warranties were as follows:

In millions	Q1 2026	Q1 2025
Balance at beginning of period	$17	$18
Additions charged to cost of product revenue	6	8
Repairs and replacements	(7)	(9)
Balance at end of period	$16	$17
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
We recognized total pre-tax restructuring charges of $1 million and $31 million in Q1 2026 and Q1 2025, respectively, related to employee separation costs. In Q1 2025, approximately $18 million was recorded in selling, general and administrative expense, $11 million in research and development, with remainder in cost of revenue.
Government Incentives
From time to time, we may qualify for or receive government incentives, under defined programs, from various governments, primarily to support our manufacturing and research and development activities. The incentives, which vary in size, have terms of up to five years and are subject to compliance with specified conditions. If conditions are not satisfied, the incentives are subject to reduction, recapture or termination. The government incentives are subject to confidentiality provisions, where applicable. As of March 29, 2026 and December 28, 2025, grant receivables totaled $24 million and $21 million, respectively, of which $3 million and $8 million, respectively, was included in prepaid expenses and other current assets, with the remaining balances included in other assets. All other activity related to government incentives for the periods presented was immaterial.
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
We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value are recognized in other (expense) income, net, along with the re-measurement gain or loss on the foreign currency denominated assets or liabilities. As of March 29, 2026, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of March 29, 2026 and December 28, 2025, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $478 million and $510 million, respectively.
We use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value are recorded as a component of accumulated other comprehensive income (loss) and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions, if any, are recognized in other (expense) income, net. As of March 29, 2026, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, Canadian dollar, and Chinese Yuan Renminbi. As of March 29, 2026 and December 28, 2025, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $706 million and $707 million, respectively. We recognized a loss of $4 million in revenue in Q1 2026 and a gain of $6 million in revenue in Q1 2025. As of March 29, 2026, the fair value of foreign currency forward contracts recorded in total assets and total liabilities was $8 million and $8 million, respectively. As of December 28, 2025, the fair value of foreign currency forward contracts recorded in total assets and total liabilities was $2 million and $17 million, respectively.

Indemnification Liability
In connection with the GRAIL acquisition, we assumed a performance-based award for which vesting was based on GRAIL’s future revenues and had an aggregate potential value of up to $78 million. This award was assumed by GRAIL in connection with our divestiture in 2024. For a period of 2.5 years following the divestiture (through December 2026), we are obligated to indemnify GRAIL for cash payments that become earned and payable related to this award. The indemnification is accounted for in accordance with ASC 460. As of both March 29, 2026 and December 28, 2025, we recognized a non-contingent liability of $1 million related to this indemnification.

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
On June 2, 2025, (i) Alex Aravanis filed his opening brief in support of his motion to dismiss, (ii) Francis deSouza, John W. Thompson, Frances Arnold, Caroline Dorsa, Robert Epstein, Scott Gottlieb, Gary Guthart, Philip Schiller and Susan Siegel (Director Defendants) filed their opening brief in support of their motion to dismiss and (iii) Illumina filed a joinder to the Director Defendants’ motion. On July 17, 2025, the court granted a stipulation filed by the parties giving plaintiffs until August 8, 2025, to file an amended complaint. On August 8, 2025, plaintiffs filed an amended complaint and a stipulation to dismiss without prejudice all claims against Alex Aravanis, and the court granted the stipulation the same day. In a settlement agreement dated August 21, 2025, the parties in Icahn Partners LP, et al. v. deSouza, et al. agreed that the matter would be dismissed with a full release of claims and no payment by any party. On September 19, 2025, the parties in Icahn Partners LP, et al. v. deSouza, et al. filed a stipulation and proposed order of dismissal in that case. On November 3, 2025, the court held a teleconference with the parties in the Icahn Partners LP, et al. v. deSouza, et al., City of Omaha Police and Firefighters Retirement System v. deSouza, et al., City of Roseville General Employees Retirement System, et al. v. deSouza, et al. and The Pavers and Road Builders Benefit Funds v. deSouza, et al. actions and asked them to submit supplemental authority in support of dismissal of the Icahn Partners LP, et al. v. deSouza, et al. action. The parties filed a notice of supplemental authority in support of dismissal on December 2, 2025. On February 20, 2026, the court ordered that notice of the proposed settlement be given to stockholders before dismissal. On April 22, 2026, the parties filed a proposed scheduling order and notice for a hearing on the dismissal. On April 28, 2026, the court denied the proposed scheduling order on procedural grounds and directed the parties submit a revised proposed order conforming to Court of Chancery Rules 23(f)(3)(D)(iv) and 23.1(d)(3)(D)(iii) by providing a summary of the claims, issues, defenses, and relief sought in the Icahn action.
On October 3, 2025, the Director Defendants filed their opening brief in support of defendants’ motion to dismiss the amended complaint filed in the consolidated Pavers action. Illumina filed a joinder to the opening brief. Plaintiffs filed their answering brief on November 20, 2025, and the Director Defendants filed their reply brief on December 19, 2025. Illumina filed a joinder to the reply brief. A hearing on the motion to dismiss was held on February 13, 2026.
In light of the fact that these lawsuits are in an early stage, we cannot predict the ultimate outcome of the suits. We deny the allegations in the complaints and intend to vigorously defend the litigations.
On May 1, 2024, stockholder Michael Warner sent a litigation demand to our Board of Directors requesting that a civil action for monetary damages be brought by the Board of Directors on behalf of Illumina against officers and directors involved with the GRAIL acquisition. On July 30, 2024, the Board unanimously determined that it was in the best interest of the Company and its shareholders to defer a final decision on the demand given, among other things, the pending stockholder lawsuits described herein and the similarity of issues raised in the demand and those lawsuits. By letter dated October 13, 2025, Mr. Warner requested that the Board reconsider his demand in light of developments in the various shareholder cases related to the acquisition of GRAIL. On February 4, 2026, the Board unanimously determined that it was in the best interest of the Company and its shareholders to continue to defer a final decision on the demand. Our Board will monitor the stockholder lawsuits and revisit the demand as warranted as the lawsuits progress.
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

Securities Class Actions
Federal Securities Class Actions. On November 11, 2023, the first of three securities class action complaints was filed against Illumina and certain of its current and former executive officers in the United States District Court for the Southern District of California. The first-filed case is captioned Kangas v. Illumina, Inc. et al., the second-filed case is captioned Roy v. Illumina, Inc. et al., and the third-filed case is captioned Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. (collectively, the Actions). The complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts relating to Illumina’s acquisition of GRAIL. The complaints seek unspecified damages, interest, fees, and costs. On January 9, 2024, four movants filed motions to consolidate the Actions and to appoint a lead plaintiff (Lead Plaintiff Motions). On April 11, 2024, the Court issued an order consolidating the Actions into a single action (captioned in re Illumina, Inc. Securities Litigation No. 23-cv-2082-LL-MMP), and appointed Universal-Investment-Gesellschaft mbH, UI BVK Kapitalverwaltungsgesellschaft mbH, and ACATIS Investment Kapitalverwaltungsgesellschaft mbH as lead plaintiffs (the Lead Plaintiffs). On June 21, 2024, the Lead Plaintiffs filed their consolidated amended complaint. The complaint alleges that Illumina and GRAIL and certain of their current and former directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with Illumina’s acquisition of GRAIL. On September 13, 2024, the Lead Plaintiffs filed a second amended consolidated complaint. On November 12, 2024, the Company and other defendants filed a motion to dismiss the second amended consolidated complaint. On December 20, 2024, the Lead Plaintiffs filed their opposition to the motion to dismiss. The defendants’ final reply brief was filed on February 3, 2025. On September 26, 2025, the Court granted the defendants’ motion to dismiss for failure to state a claim, but granted plaintiffs leave to file an amended complaint by October 27, 2025. On October 27, 2025, the Plaintiffs filed a Third Amended Complaint. On December 11, 2025, the Company filed a motion to dismiss the Third Amended Complaint. On February 4, 2026, the Plaintiffs filed their opposition to the motion to dismiss. The Company filed its reply on March 6, 2026. No hearing date has been set.
State Securities Class Actions. On February 2, 2024, the first of two additional securities class actions was filed against Illumina, certain of its officers and directors, and several other individuals and entities in the Superior Court of the State of California, County of San Mateo, captioned Loren Scott Mar v. Illumina, et al. and Scott Zerzanek v. Illumina, Inc. et al. Both complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts in the November 2020 and February 2021 registration statements and prospectus relating to Illumina’s acquisition of GRAIL. The complaints seek unspecified damages, interest, fees, and costs. On March 29, 2024, the parties to the actions filed a Joint Stipulation to Consolidate the actions and to appoint co-lead counsel for plaintiffs, which the Court granted on April 5, 2024. On August 12, 2024, the Plaintiffs filed their consolidated complaint. On February 28, 2025, the defendants filed demurrers seeking dismissal of the litigation. On April 30, 2025, Plaintiffs filed their oppositions to the demurrers, and defendants filed their reply briefs on May 30, 2025. On September 3, 2025, the Court overruled Illumina’s demurrer. On September 16, 2025, Illumina filed its answer to the consolidated complaint denying the allegations. On October 28, 2025, the Company filed a writ with the California Court of Appeals seeking interlocutory appellate review of the Court’s order overruling Illumina’s demurrer. On October 31, 2025, the Court of Appeals denied the writ. On January 26, 2026, the Plaintiffs filed a motion for class certification. On March 12, 2026, the Company filed its opposition. Plaintiffs filed their reply on April 27, 2026, and a hearing is scheduled for May 15, 2026. On March 27, 2026, the Company filed a motion for judgment on the pleadings. A hearing on the motion is scheduled for June 26, 2026.
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
Our effective tax rate for Q1 2026 was 14.8% compared to 27.9% in Q1 2025. The variance from the U.S. federal statutory tax rate of 21% in Q1 2026 was primarily due to prior year tax return adjustments. The tax rate in Q1 2026 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as Singapore.

As of March 29, 2026 and December 28, 2025, prepaid income taxes, included within prepaid expenses and other current assets on the condensed consolidated balance sheets, were $69 million and $81 million, respectively.

10. SEGMENT INFORMATION
As of March 29, 2026, we have one reportable segment. Segment information is consistent with how our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer, reviews financial information, makes operating decisions, allocates resources, and assesses performance. We also consider the way budgets and forecasts are prepared and reviewed and the basis on which executive compensation is determined. Our CODM allocates resources and evaluates business performance based on consolidated revenues and net income. Net income is used in the annual budgeting and monthly forecasting processes and to monitor and assess budgeted/forecasted versus actual results. Our CODM does not evaluate segments using asset information.
The following table presents selected financial information with respect to segment profit for the periods presented:

In millions	Q1 2026	Q1 2025
Revenue	$1,091	$1,041
Less:
Cost of revenue	370	358
Research and development	240	252
Selling and marketing	158	165
General and administrative	114	102
Income from operations	209	164
Other (expense) income, net	(52)	18
Provision for income taxes	23	51
Net income	$134	$131

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
Our discussion of our results of operations, financial condition, and cash flow for Q1 2025 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended March 30, 2025.
This MD&A discussion contains forward-looking statements that involve risks and uncertainties. See Consideration Regarding Forward-Looking Statements preceding the Condensed Consolidated Financial Statements section of this report for additional factors relating to such statements. This MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and our Annual Report on Form 10-K for the fiscal year ended December 28, 2025. Operating results are not necessarily indicative of results that may occur in future periods.
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

On January 30, 2026, we acquired SomaLogic, a proteomics company that provides high-throughput protein measurement technology and related data analysis services, and other specified assets from Standard BioTools. We believe our acquisition of SomaLogic will enhance our presence in the proteomics market and advance our multiomics strategy. We have included the financial results of SomaLogic in our condensed consolidated financial statements from the date of acquisition. Refer to note 2. Acquisitions, Intangible Assets and Goodwill for details.
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
Financial Overview
In 2024, we outlined key strategic goals focused on a return to revenue growth and improved margin performance by the end of 2027. We continued to make progress towards these goals in Q1 2026. Revenue increased 5% to $1,091 million and operating margin increased to 19.2% in Q1 2026 as compared to 15.8% in Q1 2025.
Throughout 2025 and continuing into Q1 2026, we experienced several headwinds, including macroeconomic factors such as tariffs, inflation, exchange rate fluctuations and concerns about an economic downturn, competitive challenges in our China region, inclusion on the unreliable entities list by regulatory authorities in China, impacts from armed conflicts between Russia and Ukraine and in the Middle East, including Iran, and reductions in the U.S. government’s funding of the NIH. As a result of the conflict and instability in Iran and elsewhere in the Middle East, we expect higher fuel and energy costs to increase freight and shipping costs throughout 2026. We also expect costs and margins in 2026 to be impacted by the rising costs to purchase memory chips. These factors have impacted us directly and our customers’ behavior. We expect these factors to continue to impact our sales and results of operations in 2026, and beyond, the size and duration of which is significantly uncertain.
In April 2025, the U.S. government and several other countries enacted tariffs. Under the current tariff environment, the largest cost impact to us relates to importation from our manufacturing facility in Singapore. The remainder is a mix of importation of parts and sub-assemblies to our manufacturing operations in the United States and importation into China. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act (IEEPA) does not authorize the imposition of tariffs. In March 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (CBP) to finalize or revise certain import duty determinations excluding IEEPA duties. The court then suspended the order to the extent it required immediate action while CBP implemented an administrative refund process. We have incurred significant costs under IEEPA-related tariffs since their implementation. While we intend to seek refunds, CBP’s refund process is being implemented in phases, and the timing and amount of recoveries remain uncertain and will depend on the scope and timing of future phases, any further court or administrative developments, and completion of applicable administrative steps. We will recognize any recoveries in our consolidated financial statements when realized (generally upon receipt). We have and will continue to take action to mitigate the impact of tariffs. We partially mitigated the impact in 2025, through supply chain optimization, cost measures, and pricing actions and are aiming to more fully mitigate in 2026.
Financial highlights for Q1 2026 included the following:
•Revenue increased 5% in Q1 2026 to $1,091 million compared to $1,041 million in Q1 2025 primarily due to increases in sequencing consumables and instruments related to demand for our NovaSeq X instrument. Service and other revenue increased primarily due to revenue attributable to SomaLogic.
•Gross margin was 66.1% in Q1 2026 compared to 65.6% in Q1 2025. Gross margin increased primarily due to decreases in field service and warranty costs and higher product margins, partially offset by the addition of SomaLogic revenue that is lower margin and higher tariff costs. Gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and strategic partnership revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; tariffs; and product support obligations.

•Income from operations increased $45 million in Q1 2026 to $209 million compared to $164 million in Q1 2025. The increase was due to an increase in gross profit of $38 million and a decrease in operating expense of $7 million. The decrease in operating expense was primarily due to a decrease in restructuring charges of $28 million. This decrease was partially offset by increases in outside professional services and acquisition-related costs, primarily related to the SomaLogic acquisition.
•Our effective tax rate was 14.8% in Q1 2026 compared to 27.9% in Q1 2025. The variance from the U.S. federal statutory tax rate of 21% was primarily due to prior year tax return adjustments. The tax rate in Q1 2026 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
•We ended Q1 2026 with cash, cash equivalents, and short-term investments totaling $1,155 million, of which approximately $554 million was held by our foreign subsidiaries.
RESULTS OF OPERATIONS
To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue.(1)

	Q1 2026	Q1 2025
Revenue:
Product revenue	84.1%	84.5%
Service and other revenue	15.9	15.5
Total revenue	100.0	100.0
Cost of revenue:
Cost of product revenue	25.0	24.3
Cost of service and other revenue	7.3	8.5
Amortization of acquired intangible assets	1.6	1.6
Total cost of revenue	33.9	34.4
Gross profit	66.1	65.6
Operating expense:
Research and development	22.0	24.2
Selling, general and administrative	24.9	25.6
Total operating expense	46.9	49.8
Income from operations	19.2	15.8
Other income (expense):
Interest income	1.0	1.1
Interest expense	(2.2)	(2.4)
Other (expense) income, net	(3.6)	3.0
Total other (expense) income, net	(4.8)	1.7
Income before income taxes	14.4	17.5
Provision for income taxes	2.1	4.9
Net income	12.3%	12.6%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

Dollars in millions	Q1 2026	Q1 2025	Change	% Change
Consumables	$797	$768	$29	4%
Instruments	120	112	8	7
Total product revenue	917	880	37	4
Service and other revenue	174	161	13	8
Total revenue	$1,091	$1,041	$50	5%
The increase in consumables revenue in Q1 2026 was primarily due to demand for high-throughput consumables as the NovaSeq X installed base continues to grow. Instruments revenue increased in Q1 2026 primarily driven by increased NovaSeq X shipments. Service and other revenue increased in Q1 2026 primarily due to revenue attributable to SomaLogic. Total revenue in Q1 2026 was impacted, across all products and services, by a decrease in revenue in our Greater China region of $20 million primarily due to our inclusion on the unreliable entities list.
Gross Margin

Dollars in millions	Q1 2026	Q1 2025	Change	% Change
Gross profit	$721	$683	$38	6%
Gross margin	66.1%	65.6%

Gross margin increased in Q1 2026 primarily due to decreases in field service and warranty costs and higher product margins, partially offset by the addition of SomaLogic revenue that is lower margin and higher tariff costs.
Operating Expense

Dollars in millions	Q1 2026	Q1 2025	Change	% Change
Research and development	$240	$252	$(12)	(5)%
Selling, general and administrative	272	267	5	2
Total operating expense	$512	$519	$(7)	(1)%
R&D expense decreased by $12 million, or 5%, in Q1 2026 primarily due to a decrease in restructuring charges of $11 million. SG&A expense increased by $5 million, or 2%, in Q1 2026 primarily due to an increase in outside professional services, primarily related to our global enterprise resource planning (ERP) system upgrade and legal expenses, and an increase in acquisition-related costs, primarily related to the SomaLogic acquisition. These increases were partially offset by a decrease in restructuring charges of $17 million.
Other Income (Expense)

Dollars in millions	Q1 2026	Q1 2025	Change	% Change
Interest income	$11	$11	$—	—%
Interest expense	(24)	(25)	1	(4)
Other (expense) income, net	(39)	32	(71)	(222)
Total other (expense) income, net	$(52)	$18	$(70)	(389)%
Interest income consisted primarily of interest on our money market funds. Interest expense consisted primarily of interest on our outstanding term debt. The fluctuation in other (expense) income, net in Q1 2026 was primarily due to a net loss recognized on our strategic investments in Q1 2026, consisting of realized and unrealized activity, compared to a net gain recognized in Q1 2025, primarily related to our retained GRAIL investment in both periods.

Provision for Income Taxes

Dollars in millions	Q1 2026	Q1 2025	Change	% Change
Income before income taxes	$157	$182	$(25)	(14)%
Provision for income taxes	23	51	(28)	(55)
Net income	$134	$131	$3	2%
Effective tax rate	14.8%	27.9%
Our effective tax rate was 14.8% in Q1 2026 compared to 27.9% in Q1 2025. The variance from the U.S. federal statutory tax rate of 21% for Q1 2026 was primarily due to prior year tax return adjustments. The tax rate in Q1 2026 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore. In Q1 2025, the variance from the U.S. federal statutory tax rate of 21% was primarily due to the $10 million income tax expense impact of capitalizing research and development expenses for tax purposes. The income tax rate in Q1 2025 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
Our future effective tax rate may vary from the U.S. federal statutory tax rate due to the mix of earnings in tax jurisdictions with different statutory tax rates and the other factors discussed in the risk factor “We are subject to risks related to taxation in multiple jurisdictions” described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
LIQUIDITY AND CAPITAL RESOURCES
As of March 29, 2026, we had $1,089 million in cash and cash equivalents, of which $554 million was held by foreign subsidiaries. Cash and cash equivalents decreased by $329 million from December 28, 2025 due to factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations, supplemented with the issuance of debt and/or liquidation of our short-term investments, provides us with the financial flexibility we need to meet operating, investing, and financing needs. In Q1 2026, we received proceeds from sales of our short-term investment in GRAIL of $104 million. As of March 29, 2026, we had $66 million remaining in short-term investments, comprised of marketable equity securities.
On January 30, 2026, we acquired SomaLogic for a total purchase price of $460 million, including cash of $382 million and contingent consideration with an estimated fair value of $81 million, offset by $3 million for settlement of a preexisting relationship. Under the contingent consideration arrangements, Standard BioTools is eligible to receive up to $75 million in milestone payments, comprised of up to $25 million based on 2025 performance and up to $50 million based on 2026 performance, due upon the achievement of specified revenue targets. Standard BioTools is also entitled to receive a 2% royalty on revenues generated from sales of SOMAmer-based NGS library preparation kits, paid quarterly for 10 years through January 2036. As of March 29, 2026, the aggregate fair value of our contingent consideration liabilities was $84 million, of which $66 million was included in accrued liabilities. In April 2026, we paid $25 million for the milestone payment earned for the 2025 performance period.
In November 2025, we issued $500 million aggregate principal amount of 2030 Term Notes, which mature on December 12, 2030 and accrue interest at a rate of 4.750% per annum, payable semi-annually in June and December of each year. In September 2024, we issued $500 million aggregate principal amount of 2026 Term Notes, which mature on September 9, 2026 and accrue interest at a rate of 4.650% per annum, payable semi-annually in March and September of each year. In December 2022, we issued $500 million aggregate principal amount of 2027 Term Notes, which mature on December 13, 2027 and accrue interest at a rate of 5.750% per annum, payable semi-annually in June and December of each year. In March 2021, we issued $500 million aggregate principal amount of 2031 Term Notes, which mature on March 23, 2031 and accrue interest at a rate of 2.550% per annum, payable semi-annually in March and September of each year. We may redeem for cash all or any portion of the 2026, 2027, 2030, or 2031 Term Notes, at our option, at any time prior to maturity.

In January 2023, we entered into the Revolving Credit Agreement, which provides us with a $750 million senior unsecured five year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The credit facility matures, and all amounts outstanding become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option and consent of the extending lenders and certain other conditions. As of March 29, 2026, there were no outstanding borrowings.
As of March 29, 2026, the fair value of our contingent consideration liability related to GRAIL was $35 million, of which $33 million was included in other long-term liabilities. The contingent value rights entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year through August 2033. This reflects a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year is subject to a 9% contingent payment right during this same period. In Q1 2026, we paid $410,000 in aggregate Covered Revenue Payments related to aggregate Covered Revenues for the period Q4 2025 of $44 million.
In August 2024, our Board of Directors authorized the 2024 Repurchase Program, which canceled and superseded all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. The repurchases may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Authorizations to repurchase up to approximately $400 million of our outstanding common stock remained available as of March 29, 2026. Subsequent to March 29, 2026 and through May 1, 2026, we repurchased an additional approximate 720,000 shares of our common stock for $90 million under the 2024 Repurchase Program. As of May 1, 2026, authorizations to repurchase up to approximately $310 million of our outstanding common stock remained available. On April 28, 2026, our Board of Directors authorized a new 2026 Repurchase Program to repurchase up to $1.5 billion of our outstanding common stock. The 2026 Repurchase Program is in addition to the $1.5 billion previously authorized under the 2024 Repurchase Program. We intend to continue to repurchase incremental shares over the course of 2026.
We had $3 million, $25 million, and $21 million, respectively, remaining in our capital commitments to three investment funds as of March 29, 2026 that are callable through December 2027, July 2029, and December 2034, respectively.
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

Cash Flow Summary

In millions	Q1 2026	Q1 2025
Net cash provided by operating activities	$289	$240
Net cash used in investing activities	(366)	(63)
Net cash used in financing activities	(251)	(195)
Effect of exchange rate changes on cash and cash equivalents	(1)	4
Net decrease in cash and cash equivalents	$(329)	$(14)
Operating Activities
Net cash provided by operating activities of $289 million in Q1 2026 consisted of net income of $134 million, plus net adjustments of $156 million, less net changes in operating assets and liabilities of $1 million. The primary adjustments to net income include depreciation and amortization expense of $69 million, share-based compensation expense of $60 million, and a net loss on strategic investments of $38 million, offset by change in fair value of contingent consideration of $16 million. Cash flow impact from changes in operating assets and liabilities were primarily driven by decreases in accounts receivable and accrued liabilities and an increase in other assets.
Investing Activities
Net cash used in investing activities was $366 million in Q1 2026. We paid $415 million for acquisitions and intangible assets, net of cash acquired, and invested $38 million in capital expenditures, primarily associated with investments in facilities. This was offset by proceeds received for net sales of strategic investments of $87 million, primarily related to sales of our short-term investment in GRAIL.
Financing Activities
Net cash used in financing activities was $251 million in Q1 2026. We used $242 million to repurchase our common stock and $33 million to pay taxes related to net share settlement of equity awards. We received proceeds from the sale of shares under our employee stock purchase plan of $24 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income, and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe the estimates, assumptions and judgments involved in the accounting policies described in “Critical Accounting Policies and Estimates” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Although imposed tariffs, reductions in the U.S. government’s funding of the NIH, our inclusion on the unreliable entities list by regulatory authorities in China, impacts from armed conflicts, including recent conflict in the Middle East and Iran, macroeconomic factors such as inflation, exchange rate fluctuations, supply-chain disruptions, and concerns about an economic downturn present additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. There were no material changes to our critical accounting policies and estimates during Q1 2026.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see note 1. Organization and Significant Accounting Policies within the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There were no substantial changes to our market risks in Q1 2026, when compared to the disclosures in “Quantitative and Qualitative Disclosures about Market Risk” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

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
During the first quarter of 2026, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
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
RISK FACTORS
Our business is subject to various risks, including those described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025. In addition to the risk factors disclosed in our Form 10-K, the issues raised in the following risk factor could adversely affect our operating results and stock price:
Armed conflict, geopolitical instability, or sanctions could adversely affect our business and results of operations.
Armed conflict and geopolitical instability, such as in Ukraine, Russia, Iran, and other parts of the Middle East could adversely affect global economic conditions and negatively impact our business, results of operations, cash flows, financial condition, or growth prospects. The scope, duration, and broader consequences of such conflicts are inherently uncertain and may escalate or evolve in ways that are difficult to predict.

Ongoing or future armed conflicts and geopolitical tensions have led, and may continue to lead, to the imposition of sanctions, export controls, trade restrictions, and other restrictive measures by the United States and other governments, as well as countermeasures in response. These measures, together with related compliance obligations, have affected, and may continue to affect, our ability to sell products, provide services, conduct financial transactions, or ship products into certain regions, including limitations on our ability to collect or pay amounts owed by or to certain counterparties.
For example, ongoing armed conflict between Russia and Ukraine has made business activities in certain affected regions challenging and, in some cases, impracticable. In addition, armed conflict and instability in Iran and elsewhere in the Middle East has caused, and may continue to cause, volatility in global energy markets, including higher fuel and energy costs, and could disrupt global transportation routes, logistics networks, or supply chains, which could increase our operating costs, delay deliveries, constrain manufacturing or sourcing activities, or otherwise adversely affect our business.
SHARE REPURCHASES AND SALES
Purchases of Equity Securities by the Issuer
In August 2024, our Board of Directors authorized the 2024 Repurchase Program, which canceled and superseded all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. The repurchases may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Shares repurchased in open market transactions pursuant to this program during Q1 2026 were as detailed below. On April 28, 2026, our Board of Directors authorized a new 2026 Repurchase Program to repurchase up to $1.5 billion of our outstanding common stock. The 2026 Repurchase Program is in addition to the $1.5 billion previously authorized under the 2024 Repurchase Program.

In thousands, except price per share	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 29, 2025 - January 25, 2026	20	$134.40	20	$639,897
January 26, 2026 - February 22, 2026	564	$117.14	564	$573,863
February 23, 2026 - March 29, 2026	1,421	$122.12	1,421	$400,314
Total	2,005	$120.85	2,005	$400,314
_____________
(1)Average price paid per share excludes the excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
Unregistered Sales of Equity Securities
None during the quarterly period ended March 29, 2026.
ADOPTIONS, MODIFICATIONS OR TERMINATIONS OF TRADING PLANS
During the quarterly period ended March 29, 2026, the following directors or officers adopted, modified, or terminated 10b5-1 plans:
•On February 26, 2026, Scott Ericksen, our Chief Accounting Officer, entered into a new arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement terminates on February 26, 2027 and provides for the sale of up to 2,271 shares.
•On March 3, 2026, Patricia Leckman, our Chief People Officer, entered into a new arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement terminates on March 3, 2027 and provides for the sale of up to 1,567 shares.
Other than as disclosed above, during the quarterly period ended March 29, 2026, none of the Company’s directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case as such term is defined in Item 408 of Regulation S-K.

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

ILLUMINA, INC. (registrant)

Date:	May 1, 2026
		By:	/s/ ANKUR DHINGRA
		Name:	Ankur Dhingra
		Title:	Chief Financial Officer