Form 10-Q
period 2026-06-28
ILLUMINA, INC.
filed 2026-07-31
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 28, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of July 24, 2026, there were 151.0 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 28, 2026

See “Form 10-Q Cross-Reference Index” within the Other Key Information section for a cross-reference to the parts and items requirements of the Securities and Exchange Commission Quarterly Report on Form 10-Q.

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
•any reductions or potential reductions in funding for the National Institutes of Health (NIH), or targeted cancellations by the U.S. federal government of certain grants or contracts that could negatively impact our customers and reduce demand for our products and services;

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
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth, competitive landscape, public health crisis, or armed conflict; and
•other factors detailed in our filings with the Securities and Exchange Commission (SEC), including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, the Other Key Information section of our Quarterly Report on Form 10-Q for the period ended March 29, 2026, the “Risk Factors” section below, or in information disclosed in public conference calls, the date and time of which are released beforehand.
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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 28, 2026	December 28, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,040	$1,418
Short-term investments	128	215
Accounts receivable, net	764	854
Inventory, net	629	564
Prepaid expenses and other current assets	273	238
Total current assets	2,834	3,289
Property and equipment, net	745	759
Operating lease right-of-use assets	362	370
Goodwill	1,284	1,113
Intangible assets, net	410	210
Deferred tax assets, net	439	454
Other assets	576	449
Total assets	$6,650	$6,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230	$240
Accrued liabilities	848	846
Term debt, current portion	500	499
Total current liabilities	1,578	1,585
Operating lease liabilities	454	486
Term debt	1,491	1,490
Other long-term liabilities	289	360
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	7,933	7,822
Accumulated other comprehensive income (loss)	8	(10)
Accumulated deficit	(51)	(392)
Treasury stock, at cost	(5,054)	(4,699)
Total stockholders’ equity	2,838	2,723
Total liabilities and stockholders’ equity	$6,650	$6,644

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenue:
Product revenue	$982	$912	$1,899	$1,793
Service and other revenue	177	147	352	307
Total revenue	1,159	1,059	2,251	2,100
Cost of revenue:
Cost of product revenue	291	276	565	529
Cost of service and other revenue	80	71	160	160
Amortization of acquired intangible assets	18	17	35	33
Total cost of revenue	389	364	760	722
Gross profit	770	695	1,491	1,378
Operating expense:
Research and development	252	247	492	499
Selling, general and administrative	273	234	545	501
Total operating expense	525	481	1,037	1,000
Income from operations	245	214	454	378
Other income (expense):
Interest income	8	10	19	21
Interest expense	(24)	(25)	(47)	(50)
Other income (expense), net	31	107	(9)	139
Total other income (expense), net	15	92	(37)	110
Income before income taxes	260	306	417	488
Provision for income taxes	53	71	77	122
Net income	$207	$235	$340	$366
Earnings per share:
Basic	$1.37	$1.49	$2.24	$2.32
Diluted	$1.35	$1.49	$2.22	$2.31
Shares used in computing earnings per share:
Basic	151	157	152	158
Diluted	153	157	154	158

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$207	$235	$340	$366
Unrealized gain (loss) on cash flow hedges, net of deferred tax	7	(29)	18	(43)
Total comprehensive income	$214	$206	$358	$323

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

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other				Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance as of December 28, 2025	201	$2	$7,822	$(10)	$(392)	(48)	$(4,699)	$2,723
Net income	—	—	—	—	134	—	—	134
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	11	—	—	—	11
Issuance of common stock, net of repurchases	—	—	(20)	—	—	(1)	(232)	(252)
Share-based compensation	—	—	60	—	—	—	—	60
Balance as of March 29, 2026	201	2	7,862	1	(258)	(49)	(4,931)	2,676
Net income	—	—	—	—	207	—	—	207
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	7	—	—	—	7
Issuance of common stock, net of repurchases	—	—	(1)	—	—	(1)	(123)	(124)
Share-based compensation	—	—	72	—	—	—	—	72
Balance as of June 28, 2026	201	$2	$7,933	$8	$(51)	(50)	$(5,054)	$2,838

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	June 28, 2026	June 29, 2025
Cash flows from operating activities:
Net income	$340	$366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	102	103
Amortization of intangible assets	37	34
Share-based compensation expense	133	142
Deferred income taxes	18	41
Net losses (gains) on investments	16	(133)
Change in fair value of contingent consideration liabilities	(32)	(32)
Intangible impairment	—	23
Other	4	9
Changes in operating assets and liabilities:
Accounts receivable	92	49
Inventory	(31)	(28)
Prepaid expenses and other current assets	(9)	11
Operating lease right-of-use assets and liabilities, net	(18)	(17)
Other assets	(72)	(3)
Accounts payable	(2)	(26)
Accrued liabilities	(24)	(91)
Other long-term liabilities	(64)	26
Net cash provided by operating activities	490	474
Cash flows from investing activities:
Net purchases of property and equipment	(78)	(62)
Net sales (purchases) of investments	32	(43)
Cash paid for acquisitions and intangible assets, net of cash acquired	(417)	(7)
Payments on contingent consideration liabilities	(25)	—
Net cash used in investing activities	(488)	(112)
Cash flows from financing activities:
Common stock repurchases, inclusive of excise tax	(370)	(570)
Taxes paid related to net share settlement of equity awards	(33)	(23)
Proceeds from issuance of common stock	24	28
Payments on contingent consideration liabilities	(1)	(1)
Net cash used in financing activities	(380)	(566)
Effect of exchange rate changes on cash and cash equivalents	—	11
Net decrease in cash and cash equivalents	(378)	(193)
Cash and cash equivalents at beginning of period	1,418	1,127
Cash and cash equivalents at end of period	$1,040	$934

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended December 28, 2025, from which the prior year balance sheet information herein was derived. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expense, and related disclosure of contingent assets and liabilities. Although tariffs, reductions in the U.S. government’s funding of the NIH, our inclusion on the unreliable entities list by regulatory authorities in China, armed conflicts, including recent conflict in the Middle East and Iran, and macroeconomic factors, such as inflation, exchange rate fluctuations, supply-chain disruptions, and concerns about an economic downturn continue to create additional uncertainty, we continue to use the best information available to form our critical accounting estimates. Actual results could differ from those estimates.
The unaudited condensed consolidated financial statements include our accounts, our wholly-owned subsidiaries, and majority-owned or controlled companies. All intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the interim results have been reflected.
Fiscal Year
Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. The three-month periods ended June 28, 2026 and June 29, 2025 are referred to as Q2 2026 and Q2 2025, respectively, which were 13 weeks. The corresponding six-month periods are referred to as YTD 2026 and YTD 2025, respectively, which were 26 weeks.
Significant Accounting Policies
During YTD 2026, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, except for a new policy related to long-term inventory stemming from certain new manufacturing processes that last more than one year and were acquired as part of the SomaLogic acquisition. See note 7. Supplemental Balance Sheet and Statement of Operations Details.

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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations. The new standard provides specific guidance on the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The standard is effective for us beginning in the first quarter of fiscal year 2028, with early adoption permitted, and is required to be applied retrospectively by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact of ASU 2026-02 on the consolidated financial statements.
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

The weighted average shares used to calculate basic and diluted earnings per share were as follows:

In millions	Q2 2026	Q2 2025	YTD 2026	YTD 2025
Weighted average shares outstanding	151	157	152	158
Effect of potentially dilutive common shares from:
Equity awards	2	—	2	—
Weighted average shares used in calculating diluted earnings per share	153	157	154	158

Antidilutive shares:
Equity awards	—	5	—	3
Potentially dilutive shares excluded from calculation due to antidilutive effect	—	5	—	3

2. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL
SomaLogic Acquisition
On January 30, 2026, we acquired SomaLogic, a proteomics company that provides high-throughput protein measurement technology and related data analysis services, and other specified assets from Standard BioTools. We expect the acquisition to enhance our presence in the proteomics market and advance our multiomics strategy.
The total purchase price consisted of the following:

In millions
Cash	$382
Fair value of contingent consideration	81
Settlement of preexisting relationship	(3)
Total purchase price	$460

Standard BioTools is eligible to receive up to $75 million in milestone payments, comprised of up to $25 million based on 2025 performance and up to $50 million based on 2026 performance, due upon the achievement of specified targets for net revenue generated from SOMAmer-based assay services and related products (the Milestone Contingent Consideration). In Q2 2026, we paid $25 million for the milestone payment earned for the 2025 performance period. In addition, Standard BioTools is entitled to receive a 2% royalty on net revenues generated from sales of SOMAmer-based next-generation sequencing (NGS) library preparation kits, paid quarterly for 10 years from the acquisition date and continuing through January 2036 (the Royalty Contingent Consideration). The aggregate acquisition date fair value of these contingent consideration arrangements was $81 million.
We used a Monte Carlo simulation to estimate the fair value of the Milestone Contingent Consideration and a discounted cash flow analysis to estimate the fair value of the Royalty Contingent Consideration. Estimates and assumptions used in the Monte Carlo simulation and discounted cash flow analysis included forecasted revenues, a revenue risk premium, an operational leverage ratio and a counterparty credit spread. An estimate for revenue volatility was also used in the Monte Carlo simulation. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value.

On July 27, 2026, we paid $30 million to buyout the remaining contingent consideration obligations that were outstanding as of June 28, 2026. See note 4. Investments and Fair Value Measurements for additional details.

The preliminary fair values of assets acquired and liabilities assumed were:

In millions	As Initially Reported	Measurement Period Adjustments	As Adjusted
Cash and cash equivalents	$19	$—	$19
Accounts receivable	13	—	13
Inventory (1)	57	—	57
Property and equipment	19	—	19
Operating lease right-of-use assets	14	—	14
Other current and noncurrent assets	3	6	9
Intangible assets	186	—	186
Goodwill	171	—	171
Operating lease liabilities, noncurrent	(12)	—	(12)
Other current and noncurrent liabilities	(10)	(6)	(16)
Total net assets acquired	$460	$—	$460
_____________
(1)Includes $22 million of inventory classified as noncurrent. See note 7. Supplemental Balance Sheet and Statement of Operations Details.
We recorded a measurement period adjustment in Q2 2026 for the settlement of an assumed contingency for which the Company is indemnified. We are still finalizing the allocation of the purchase price as additional information is received to complete our analysis and certain tax returns are finalized. The preliminary fair value estimates assigned to goodwill and the related tax impacts of the acquisition, among other items, are subject to change. We expect to finalize the allocation as soon as practicable, but no later than one year after the acquisition date.
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
Transaction costs associated with the acquisition, consisting primarily of legal, regulatory and financial advisory fees, were approximately $9 million and $6 million in YTD 2026 and YTD 2025, respectively. These costs were expensed as incurred as selling, general and administrative expense.

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information summarizes the combined results of operations of Illumina and SomaLogic as if the companies had been combined as of the beginning of our fiscal year 2025.

In millions	Q2 2026	Q2 2025	YTD 2026	YTD 2025
Revenue	$1,159	$1,076	$2,258	$2,136
Net income	$192	$241	$333	$318
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
Intangible Assets

The following is a summary of our identifiable intangible assets:

	June 28, 2026			December 28, 2025
In millions	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technologies and patents	$644	$(354)	$290	$436	$(335)	$101
Licensed technologies	234	(157)	77	234	(143)	91
Customer relationships	28	(15)	13	16	(14)	2
License agreements	25	(15)	10	24	(14)	10
Trade names	18	(3)	15	2	(2)	—
Database	12	(7)	5	12	(6)	6
Total intangible assets, net	$961	$(551)	$410	$724	$(514)	$210

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
In Q2 2025, we recorded an impairment charge of $23 million when the planned use of a finite-lived intangible asset changed. We performed a recoverability test and concluded the carrying value of the intangible asset exceeded its estimated fair value, which was determined using a discounted cash flow model that included estimates and assumptions for projected future cash flows. The estimates and assumptions used in our assessment of fair value represent Level 3 measurements as they are supported by little or no market activity and reflect our own assumptions in measuring fair value. The impairment was recorded in cost of product revenue.

The estimated future annual amortization of intangible assets is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

In millions	Estimated Annual Amortization
2026 (remainder of year)	$39
2027	78
2028	76
2029	46
2030	40
Thereafter	131
Total	$410
Goodwill
Changes to goodwill during YTD 2026 were as follows:

In millions
Balance as of December 28, 2025	$1,113
Acquisition of SomaLogic	171
Balance as of June 28, 2026	$1,284
Goodwill is reviewed for impairment annually, during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment in Q2 2026, noting no impairment.

3. REVENUE
Our revenue is generated from the sale of products and services. Product revenue consists of sales of instruments and consumables used in genetic analysis. Service and other revenue consists of revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements.
Revenue by Source

	Q2 2026			Q2 2025
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$775	$77	$852	$740	$71	$811
Instruments	125	5	130	96	5	101
Total product revenue	900	82	982	836	76	912
Service and other revenue	154	23	177	136	11	147
Total revenue	$1,054	$105	$1,159	$972	$87	$1,059

	YTD 2026			YTD 2025
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$1,500	$149	$1,649	$1,437	$143	$1,580
Instruments	243	7	250	204	9	213
Total product revenue	1,743	156	1,899	1,641	152	1,793
Service and other revenue	306	46	352	277	30	307
Total revenue	$2,049	$202	$2,251	$1,918	$182	$2,100

Revenue by Geographic Area

Based on region of destination (in millions)	Q2 2026	Q2 2025 (1)	YTD 2026	YTD 2025 (1)
United States and Canada	$653	$569	$1,243	$1,125
Europe, Middle East, Africa and Latin America	368	355	725	686
Greater China (2)	56	63	108	135
Asia-Pacific	82	72	175	154
Total revenue	$1,159	$1,059	$2,251	$2,100
_____________
(1)We implemented a new global commercial structure in Q1 2026 to improve operating efficiencies and better align with local markets. Beginning in Q1 2026, we began reporting regional results for: United States and Canada (USCAN), Europe, Middle East, Africa and Latin America (EMEALA), Greater China, and Asia-Pacific (APAC). Prior period amounts were reclassified to conform to this new presentation.
(2)Region includes revenue from China, Taiwan, and Hong Kong.
Contract Assets and Liabilities
Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, as of June 28, 2026 and December 28, 2025 were $20 million and $21 million, respectively, all of which were short-term and recorded in prepaid expenses and other current assets.
Contract liabilities, consisting of deferred revenue and customer deposits, as of June 28, 2026 and December 28, 2025, were $333 million and $346 million, respectively, of which the short-term portions of $261 million and $270 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q2 2026 and YTD 2026 included $71 million and $169 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 28, 2025.
Remaining Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date; however, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within approximately six months after the contract execution date and primarily consist of instruments, consumables, and instrument service contracts. As of June 28, 2026, the aggregate amount of the transaction price allocated to these remaining performance obligations was $1.0 billion, of which approximately 83% is expected to be converted to revenue in the next twelve months, approximately 11% in the following twelve months, and the remainder thereafter.
We also enter into various development and licensing contracts. These contracts are believed to be firm as of the balance sheet date; however, these arrangements do allow for early termination with prorated fees. These contracts generally have delivery periods spanning several years. As of June 28, 2026, the aggregate amount of the transaction price allocated to these remaining performance obligations was approximately $43 million.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Strategic Investments
Marketable Equity Securities
Our marketable equity securities consist primarily of our retained investment in GRAIL subsequent to our divestiture in 2024. As of June 28, 2026 and December 28, 2025, the fair value of our marketable equity securities, included in short-term investments, totaled $88 million and $215 million, respectively.

Gains (losses) recognized in other income (expense), net on marketable equity securities were as follows:

In millions	Q2 2026	Q2 2025	YTD 2026	YTD 2025
Net gains (losses) recognized during the period	$22	$97	$(23)	$128
Less: Net gains recognized during the period on securities sold during the period	—	—	12	—
Net unrealized gains (losses) recognized during the period on securities still held at the reporting date	$22	$97	$(35)	$128
Non-Marketable Equity Securities
As of June 28, 2026 and December 28, 2025, non-marketable equity securities, without readily determinable fair values, included in other assets, were $59 million and $58 million, respectively.
Venture Funds
We invest in three venture capital investment funds (the Funds), which are accounted for as equity-method investments. The aggregate carrying amount of the Funds, included in other assets, was $273 million and $235 million as of June 28, 2026 and December 28, 2025, respectively, with associated gains and losses recognized in other income (expense), net. We recognized net gains of $7 million and $14 million in Q2 2026 and YTD 2026, respectively, and net gains of $6 million and $8 million in Q2 2025 and YTD 2025, respectively.
Our commitments to the Funds are as follows:

Dollars in millions	Capital commitments	Callable through date	Remaining callable as of June 28, 2026
Fund I	$100	December 2027	$3
Fund II	$150	July 2029	$20
Fund III	$60	December 2034	$12
Fair Value Measurements
The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	June 28, 2026				December 28, 2025
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$747	$—	$—	$747	$1,173	$—	$—	$1,173
Marketable equity securities	88	—	—	88	215	—	—	215
Other investments	—	40	34	74	—	—	32	32
Deferred compensation plan assets	—	84	—	84	—	79	—	79
Total assets measured at fair value	$835	$124	$34	$993	$1,388	$79	$32	$1,499
Liabilities:
Contingent consideration liabilities	$—	$—	$77	$77	$—	$—	$54	$54
Deferred compensation plan liabilities	—	70	—	70	—	72	—	72
Total liabilities measured at fair value	$—	$70	$77	$147	$—	$72	$54	$126

Marketable equity securities are measured at fair value based on quoted trade prices in active markets. Other investments primarily consist of time deposits, which are included in short-term investments and classified as Level 2 measurements, and convertible notes, included in other assets and classified as Level 3 measurements. Due to their short-term contractual maturity, the carrying value of our time deposits, measured at amortized cost, approximates fair value. We elected the fair value option for our convertible notes. Fair value is derived using a probability-weighted scenario approach with changes in fair value recognized in other income (expense), net. Deferred compensation plan assets consist primarily of investments in life insurance contracts carried at cash surrender value, which reflects the net asset value of the underlying publicly traded mutual funds. We corroborate the fair value of our holdings, comparing valuations obtained from our investment service provider to valuations reported by our asset custodians, validating pricing sources and models, and reviewing key model inputs.
Contingent Consideration Liabilities
We reassess the fair value of acquisition-related contingent consideration on a quarterly basis, with changes in the fair value subsequent to the acquisition date, recognized in selling, general and administrative expense.
Changes in the estimated fair value of our contingent consideration liabilities during YTD 2026 were as follows:

In millions
Balance as of December 28, 2025	$54
Acquisition of SomaLogic	81
Change in estimated fair value	(32)
Cash payments	(26)
Balance as of June 28, 2026	$77
SomaLogic Acquisition
In Q2 2026, we paid $25 million for the milestone payment earned for the 2025 performance period. As of June 28, 2026, our remaining SomaLogic contingent consideration liabilities, included in accrued liabilities, had an aggregate fair value of $37 million. See note 2. Acquisitions, Intangible Assets and Goodwill for details of the arrangements. During Q2 2026, we engaged in discussions to early buyout the 2026 Milestone and Royalty Contingent Consideration obligations. Accordingly, we used a probability-weighted scenario approach to estimate the fair value of the liabilities as of June 28, 2026. Under this approach, we assigned separate probabilities to the estimated buyout outcome and to the value derived under the original contractual terms. To estimate the fair value under the original contractual terms, a Monte Carlo simulation was used for the 2026 Milestone Contingent Consideration and a discounted cash flow analysis was used for the Royalty Contingent Consideration. Estimates and assumptions used in the Monte Carlo simulation and the discounted cash flow analysis included forecasted revenues, a revenue risk premium, an operational leverage ratio and a counterparty credit spread. An estimate for revenue volatility was also used in the Monte Carlo simulation. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. On July 27, 2026, we paid $30 million to buyout the remaining obligations that were outstanding as of June 28, 2026.
GRAIL Acquisition
The fair value of our GRAIL contingent consideration liability was $40 million and $54 million as of June 28, 2026 and December 28, 2025, respectively, of which $39 million and $52 million, respectively, was included in other long-term liabilities, with the remaining balance included in accrued liabilities. The CVRs entitle the holders to receive future quarterly cash payments (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period through August 2033. As defined in the Contingent Value Rights Agreement, this reflects a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for the periods Q4 2025 through Q1 2026 and Q4 2024 through Q1 2025 were $84 million and $70 million, respectively, driven primarily by sales of GRAIL’s Galleri test. Covered Revenue Payments for the respective periods were $794,000 and $660,000, paid in YTD 2026 and YTD 2025, respectively.

We use a Monte Carlo simulation to estimate the fair value of our GRAIL contingent consideration. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility estimate, an operational leverage ratio and a counterparty credit spread. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. We rely on information made public by GRAIL and information published in analyst reports to estimate forecasted revenues through August 2033. To estimate the liability as of June 28, 2026, we selected a revenue risk premium of 3%. Given the volatility in GRAIL’s market capitalization, the revenue risk premium is derived from reconciling forecasted revenues for GRAIL to GRAIL’s market capitalization, primarily using a 60-day trailing average and consideration of a Capital Asset Pricing Model and comparable company betas.

5. DEBT
Summary of Term Debt Obligations

In millions	June 28, 2026	December 28, 2025
Principal amount of 2026 Term Notes outstanding	$500	$500
Principal amount of 2027 Term Notes outstanding	500	500
Principal amount of 2030 Term Notes outstanding	500	500
Principal amount of 2031 Term Notes outstanding	500	500
Unamortized discounts and debt issuance costs	(9)	(11)
Net carrying amount of term debt	1,991	1,989
Less: current portion	500	499
Term debt, non-current	$1,491	$1,490
Fair value of term debt outstanding (Level 2)	$1,959	$1,977
Interest expense, which included amortization of debt discounts and issuance costs, was $23 million and $46 million in Q2 2026 and YTD 2026, respectively, and $24 million and $49 million in Q2 2025 and YTD 2025, respectively.
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
The Revolving Credit Facility matures, and all amounts outstanding become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option, the consent of the extending lenders and certain other conditions. We may prepay amounts borrowed and terminate commitments under the Revolving Credit Facility at any time without premium or penalty. As of June 28, 2026, there were no borrowings or letters of credit outstanding under the credit facility, and we were in compliance with all financial and operating covenants.
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
The Revolving Credit Agreement contains financial and operating covenants. Pursuant to the Revolving Credit Agreement, we are required to maintain a ratio of total debt to adjusted annual earnings before interest, taxes, depreciation and amortization (EBITDA), calculated based on the four consecutive fiscal quarters ending with the most recent fiscal quarter, of not greater than 3.50 to 1.00 as of the end of each fiscal quarter. Upon consummation of any Qualified Acquisition, as defined in the Revolving Credit Agreement, and delivery of notice to the Administrative Agent, the ratio increases to 4.00 to 1.00 for the fiscal quarter in which the acquisition is consummated and the three consecutive fiscal quarters thereafter. The operating covenants include, among other things, limitations on (i) the incurrence of indebtedness by our subsidiaries, (ii) liens on our assets and those of our subsidiaries, and (iii) certain fundamental changes and the disposition of assets by us and our subsidiaries. The Credit Agreement contains other customary covenants, representations and warranties, and events of default.

6. STOCKHOLDERS' EQUITY
As of June 28, 2026, approximately 9.9 million shares remained available for future grants under the Second Amended and Restated 2015 Stock and Incentive Compensation Plan.

Restricted Stock
Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU) (1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at December 28, 2025	3,738	856	$118.82	$123.77
Awarded	1,310	876	$128.82	$161.80
Vested	(971)	—	$116.58	$—
Cancelled	(232)	(149)	$119.41	$124.92
Outstanding at June 28, 2026	3,845	1,583	$122.76	$144.70
_____________
(1)We issue PSU for which the number of shares issuable is based on our performance relative to specified operating margin targets (OM PSU) and PSU with a market condition that vest based on the Company’s relative total shareholder return as compared to a peer group of companies (rTSR PSU). In fiscal year 2026, we resumed issuing PSU for which the number of shares issuable is based on our performance relative to specified earnings per share targets (EPS PSU). For OM and EPS PSU, the number of units reflects the estimated number of shares to be issued at the end of the performance period. For rTSR PSU, the number of units reflects the estimated number of shares to be issued based on performance as of the current reporting period. Awarded units are presented net of performance adjustments.
Employee Stock Purchase Plan (ESPP)
The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During YTD 2026, approximately 0.3 million shares were issued under the plan. As of June 28, 2026, approximately 11.5 million shares remained available for issuance under the ESPP.
The assumptions used and the resulting estimate of weighted-average fair value per share for stock purchased under the ESPP during YTD 2026 were as follows:

Risk-free interest rate	3.54% - 4.06%
Expected volatility	43% - 48%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$35.49
Share-Based Compensation
Share-based compensation expense reported in our consolidated statements of operations was as follows:

In millions	Q2 2026	Q2 2025	YTD 2026	YTD 2025
Cost of product revenue	$5	$6	$9	$11
Cost of service and other revenue	—	1	1	1
Research and development	26	28	51	58
Selling, general and administrative	41	34	72	72
Share-based compensation expense, before taxes	72	69	133	142
Related income tax benefits	(16)	(15)	(29)	(31)
Share-based compensation expense, net of taxes	$56	$54	$104	$111
As of June 28, 2026, unrecognized compensation cost, related to restricted stock and ESPP shares issued to date, of $494 million is expected to be recognized over a weighted-average period of approximately 2.3 years.

Share Repurchases
In August 2024, our Board of Directors authorized a share repurchase program (the 2024 Repurchase Program), which canceled and superseded all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. In April 2026, our Board of Directors authorized a new share repurchase program (the 2026 Repurchase Program) to repurchase up to $1.5 billion of our outstanding common stock. The 2026 Repurchase Program is in addition to the $1.5 billion previously authorized under the 2024 Repurchase Program.
Repurchases under both programs may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. No shares were repurchased under the 2026 Program in YTD 2026. As of June 28, 2026, authorizations to repurchase up to $279 million and $1.5 billion of our outstanding common stock remained available under the 2024 and 2026 Repurchase Programs, respectively.
Share repurchase activity was as follows:

In millions, except shares in thousands	Q2 2026	Q2 2025	YTD 2026	YTD 2025
Number of shares repurchased	942	4,489	2,947	6,217
Total cost of shares repurchased (1)	$123	$384	$366	$585
___________
(1)Total cost of shares repurchased includes the 1% excise tax imposed as part of the Inflation Reduction Act of 2022, which is calculated based on share repurchases, net of certain share issuances, and was immaterial for all periods presented.

7. SUPPLEMENTAL BALANCE SHEET AND STATEMENT OF OPERATIONS DETAILS
Accounts Receivable

In millions	June 28, 2026	December 28, 2025
Trade accounts receivable, gross	$773	$861
Allowance for credit losses	(9)	(7)
Total accounts receivable, net	$764	$854
Inventory

In millions	June 28, 2026	December 28, 2025
Raw materials	$295	$254
Work in process	426	398
Finished goods	57	45
Inventory, gross	778	697
Inventory reserve	(123)	(133)
Total inventory, net	$655	$564
Inventory, current	$629	$564
Inventory, non-current (included in other assets)	$26	$—
Inventory with certain manufacturing processes that last more than one year is classified as long-term inventory. As of June 28, 2026, long-term inventory primarily consists of work in process that was acquired from SomaLogic.

Accrued Liabilities

In millions	June 28, 2026	December 28, 2025
Contract liabilities, current portion	$261	$270
Accrued compensation expenses	230	249
Accrued taxes payable	101	107
Operating lease liabilities, current portion	82	78
Contingent consideration liabilities, current portion	38	2
Other, including warranties (1)	136	140
Total accrued liabilities	$848	$846
_____________
(1)See table below for changes in the reserve for product warranties.
Changes in the reserve for product warranties were as follows:

In millions	Q2 2026	Q2 2025	YTD 2026	YTD 2025
Balance at beginning of period	$16	$17	$17	$18
Additions charged to cost of product revenue	6	6	11	14
Repairs and replacements	(5)	(7)	(11)	(16)
Balance at end of period	$17	$16	$17	$16
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
No pre-tax restructuring charges were recognized in Q2 2026 or YTD 2026. In Q2 2025 and YTD 2025, total pre-tax restructuring charges were $8 million and $39 million, respectively, related to employee separation costs. In Q2 2025, $4 million was attributed to research and development and $3 million to selling, general and administrative expense, with remainder recorded in cost of revenue. In YTD 2025, $22 million was allocated to selling, general and administrative expense and $14 million to research and development, with remainder recorded in cost of revenue.
Government Incentives
From time to time, we may qualify for or receive government incentives, under defined programs, from various governments, primarily to support our manufacturing, research and development and workforce training activities. The incentives, which vary in size, have terms of up to five years and are subject to compliance with specified conditions. If conditions are not satisfied, the incentives are subject to reduction, recapture or termination. The government incentives are subject to confidentiality provisions, where applicable.

We recognized benefits (reductions of expense) in our consolidated statements of operations as follows:

In millions	Q2 2026	Q2 2025	YTD 2026	YTD 2025
Cost of revenue	$—	$—	$1	$—
Research and development	5	2	10	3
Selling, general and administrative	17	2	17	3
Total benefits recognized	$22	$4	$28	$6
As of June 28, 2026 and December 28, 2025, grant receivables totaled $45 million and $21 million, respectively, of which $18 million and $8 million, respectively, was included in prepaid expenses and other current assets, with the remaining balance included in other assets.
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
We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value are recognized in other income (expense), net, along with the remeasurement gain or loss on the foreign currency denominated assets or liabilities. As of June 28, 2026, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of June 28, 2026 and December 28, 2025, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $415 million and $510 million, respectively.
We use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value are recognized as a component of accumulated other comprehensive income (loss) and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions, if any, are recognized in other income (expense), net. As of June 28, 2026, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, Canadian dollar, and Chinese Yuan Renminbi. As of June 28, 2026 and December 28, 2025, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $723 million and $707 million, respectively. We recognized losses of $2 million and $6 million in revenue in Q2 2026 and YTD 2026, respectively. We recognized a loss of $2 million and a gain of $5 million in revenue in Q2 2025 and YTD 2025, respectively. As of June 28, 2026, the fair value of foreign currency forward contracts recognized in total assets and total liabilities was $14 million and $5 million, respectively. As of December 28, 2025, the fair value of foreign currency forward contracts recognized in total assets and total liabilities was $2 million and $17 million, respectively. As of June 28, 2026, a net gain of $6 million is expected to be reclassified from accumulated other comprehensive income (loss) in the next 12 months.
Indemnification Liability
In connection with the GRAIL acquisition, we assumed a performance-based award for which vesting was based on GRAIL’s future revenues and had an aggregate potential value of up to $78 million. This award was assumed by GRAIL in connection with our divestiture in 2024. For a period of 2.5 years following the divestiture (through December 2026), we are obligated to indemnify GRAIL for cash payments that become earned and payable related to this award. The indemnification is accounted for in accordance with ASC 460. As of both June 28, 2026 and December 28, 2025, we recognized a non-contingent liability of $1 million related to this indemnification.

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
Shareholder Derivative Complaints
On October 17, 2023, a stockholder derivative and class action complaint captioned Icahn Partners LP, et al. v. deSouza, et al., purportedly brought on behalf of Illumina and public holders of Illumina’s common stock, was filed in the Delaware Court of Chancery against certain current and former directors (including our former Chief Executive Officer). We are named as a nominal defendant in the complaint. The lawsuit alleges the named directors breached their fiduciary duties by knowingly causing Illumina to unlawfully close the GRAIL acquisition, concealing material facts related to the GRAIL acquisition and making inadequate disclosures. Before the filing of the complaint, the purported stockholders did not make a demand that our Board of Directors pursue the claims asserted therein. The complaint seeks damages, costs and expenses, including attorneys’ fees, the certification and consolidation of a putative class, the issuance of amended disclosures, the removal of conflicted directors and declaratory and other equitable relief. On November 1, 2023, the defendants filed a motion to dismiss the complaint.
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

On June 2, 2025, (i) Alex Aravanis filed his opening brief in support of his motion to dismiss, (ii) Francis deSouza, John W. Thompson, Frances Arnold, Caroline Dorsa, Robert Epstein, Scott Gottlieb, Gary Guthart, Philip Schiller and Susan Siegel (Director Defendants) filed their opening brief in support of their motion to dismiss and (iii) Illumina filed a joinder to the Director Defendants’ motion. On July 17, 2025, the court granted a stipulation filed by the parties giving plaintiffs until August 8, 2025, to file an amended complaint. On August 8, 2025, plaintiffs filed an amended complaint and a stipulation to dismiss without prejudice all claims against Alex Aravanis, and the court granted the stipulation the same day. In a settlement agreement dated August 21, 2025, the parties in Icahn Partners LP, et al. v. deSouza, et al. agreed that the matter would be dismissed with a full release of claims and no payment by any party. On September 19, 2025, the parties in Icahn Partners LP, et al. v. deSouza, et al. filed a stipulation and proposed order of dismissal in that case. On November 3, 2025, the court held a teleconference with the parties in the Icahn Partners LP, et al. v. deSouza, et al., City of Omaha Police and Firefighters Retirement System v. deSouza, et al., City of Roseville General Employees Retirement System, et al. v. deSouza, et al. and The Pavers and Road Builders Benefit Funds v. deSouza, et al. actions and asked them to submit supplemental authority in support of dismissal of the Icahn Partners LP, et al. v. deSouza, et al. action. The parties filed a notice of supplemental authority in support of dismissal on December 2, 2025. On February 20, 2026, the court ordered that notice of the proposed settlement be given to stockholders before dismissal. On April 22, 2026, the parties filed a proposed scheduling order and notice for a hearing on the dismissal. On April 28, 2026, the court denied the proposed scheduling order on procedural grounds and directed the parties to submit a revised proposed order conforming to Court of Chancery Rules 23(f)(3)(D)(iv) and 23.1(d)(3)(D)(iii) by providing a summary of the claims, issues, defenses, and relief sought in the Icahn action. On June 18, 2026, the parties filed a revised proposed scheduling order, notice and stipulation and proposed order of dismissal.
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
In light of the fact that these lawsuits are in an early stage, we cannot predict the ultimate outcome of the suits. We deny the allegations in the complaints and intend to vigorously defend against the litigation matters.
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

State Securities Class Actions. On February 2, 2024, the first of two additional securities class actions was filed against Illumina, certain of its officers and directors, and several other individuals and entities in the Superior Court of the State of California, County of San Mateo, captioned Loren Scott Mar v. Illumina, et al. and Scott Zerzanek v. Illumina, Inc. et al. Both complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts in the November 2020 and February 2021 registration statements and prospectus relating to Illumina’s acquisition of GRAIL. The complaints seek unspecified damages, interest, fees, and costs. On March 29, 2024, the parties to the actions filed a Joint Stipulation to Consolidate the actions and to appoint co-lead counsel for plaintiffs, which the Court granted on April 5, 2024. On August 12, 2024, the Plaintiffs filed their consolidated complaint. On February 28, 2025, the defendants filed demurrers seeking dismissal of the litigation. On April 30, 2025, Plaintiffs filed their oppositions to the demurrers. On September 3, 2025, the Court overruled Illumina’s demurrer. On September 16, 2025, Illumina filed its answer to the consolidated complaint denying the allegations. On October 28, 2025, the Company filed a writ with the California Court of Appeals seeking interlocutory appellate review of the Court’s order overruling Illumina’s demurrer. On October 31, 2025, the Court of Appeals denied the writ. On January 26, 2026, the Plaintiffs filed a motion for class certification, and the Company opposed. On May 15, 2026, the Court granted the motion to certify the class. On July 28, 2026, the Company filed a writ with the California Court of Appeals seeking interlocutory appellate review of the court’s order granting class certification.
On March 27, 2026, the Company filed a motion for judgment on the pleadings. On June 26, 2026, the court denied the motion. On June 18, 2026, the Company filed a motion for leave to amend its answer to include additional affirmative defenses. A hearing on the motion is scheduled for October 30, 2026.
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

Our effective tax rates for Q2 2026 and YTD 2026 were 20.5% and 18.4%, respectively, compared to 23.4% and 25.1% in Q2 2025 and YTD 2025, respectively. The variance from the U.S. federal statutory tax rate of 21% in YTD 2026 was primarily due to prior year tax return adjustments. The tax rate in Q2 2026 and YTD 2026 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
As of both June 28, 2026 and December 28, 2025, prepaid income taxes, included within prepaid expenses and other current assets on the condensed consolidated balance sheets, were $81 million.

10. SEGMENT INFORMATION
As of June 28, 2026, we have one reportable segment. Segment information is consistent with how our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer, reviews financial information, makes operating decisions, allocates resources, and assesses performance. We also consider the way budgets and forecasts are prepared and reviewed and the basis on which executive compensation is determined. Our CODM allocates resources and evaluates business performance based on consolidated revenue and net income. Net income is used in the annual budgeting and monthly forecasting processes and to monitor and assess budgeted/forecasted versus actual results. Our CODM does not evaluate segments using asset information.
The following table presents selected financial information with respect to segment profit for the periods presented:

In millions	Q2 2026	Q2 2025	YTD 2026	YTD 2025
Revenue	$1,159	$1,059	$2,251	$2,100
Less:
Cost of revenue	389	364	760	722
Research and development	252	247	492	499
Selling and marketing	164	146	322	311
General and administrative	109	88	223	190
Income from operations	245	214	454	378
Other income (expense), net	15	92	(37)	110
Provision for income taxes	53	71	77	122
Net income	$207	$235	$340	$366

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
•Quantitative and Qualitative Disclosures About Market Risk. Discussion of our financial instruments’ exposure to market risk.
Our discussion of our results of operations, financial condition, and cash flows for Q2 2025 and YTD 2025 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended June 29, 2025.
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
Financial Overview
In 2024, we outlined key strategic goals focused on a return to revenue growth and improved margin performance by the end of 2027. We continued to make progress toward these goals in YTD 2026. Revenue increased 7% to $2,251 million and operating margin increased to 20.2% in YTD 2026 as compared to 18.0% in YTD 2025.
Throughout 2025 and 2026, we experienced several headwinds, including macroeconomic factors such as tariffs, inflation, exchange rate fluctuations and concerns about an economic downturn, competitive challenges in our China region, inclusion on the unreliable entities list by regulatory authorities in China, impacts from armed conflicts between Russia and Ukraine and in the Middle East, including Iran, and reductions in the U.S. government’s funding of the NIH. Moreover, in 2026, we have experienced higher fuel, energy, and shipping costs related to the conflict and instability in the Middle East and higher costs associated with memory chips used in our products, both of which have negatively impacted gross margin in 2026. We expect these factors to continue to impact our sales and results of operations in 2026, and beyond, the magnitude and duration of which remains uncertain.
In April 2025, the U.S. government and several other countries enacted tariffs. Under the current environment, the largest cost impact to us relates to importation from our manufacturing facility in Singapore. The remainder is a mix of importation of parts and sub-assemblies to our manufacturing operations in the U.S. and importation into China. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act (IEEPA) does not authorize the imposition of tariffs. In March 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (CBP) to process refunds of IEEPA-related tariffs, and CBP has been implementing that process in phases. We have incurred significant costs under IEEPA-related tariffs since their implementation. While we intend to seek refunds, and have begun that process, the timing and amount of recoveries remain uncertain and will depend on the scope and timing of future phases, any further court or administrative developments, and completion of applicable administrative steps. We expect to recognize any recoveries, which to date have been immaterial, in our consolidated financial statements when realized (generally upon receipt). We have taken and will continue to take action to mitigate the impact of tariffs. We have partially mitigated the effects of tariffs through supply-chain optimization, cost measures, and pricing actions, and aim to continue such efforts in the future.
Financial highlights for YTD 2026 included the following:
•Revenue increased 7% in YTD 2026 to $2,251 million compared to $2,100 million in YTD 2025 primarily due to increases in consumables and instruments related to demand for our NovaSeq X instrument. Service and other revenue increased primarily due to revenue attributable to SomaLogic, which we acquired in January 2026.
•Gross margin was 66.2% in YTD 2026 compared to 65.6% in YTD 2025. The increase in gross margin was driven primarily by a $23 million intangible asset impairment recognized in Q2 2025. Excluding this impact, gross margin decreased primarily due to higher tariff costs, increased sales mix toward lower-margin instruments as compared to higher-margin consumables, the addition of lower-margin SomaLogic revenue, and higher memory chip and freight costs, partially offset by decreases for field service and warranty costs. Gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and strategic partnership revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; tariffs; and product support obligations.

•Income from operations was $454 million in YTD 2026 compared to $378 million in YTD 2025. The increase was due to an increase in gross profit of $113 million, offset by an increase in operating expense of $37 million. The increase in operating expense was primarily due to increases in legal expenses, costs related to our ERP upgrade, and employee-related compensation costs, partially offset by a decrease in restructuring charges of $36 million and an increase in benefits recognized from government incentives of $21 million.
•Our effective tax rate was 18.4% in YTD 2026 compared to 25.1% in YTD 2025. The variance from the U.S. federal statutory tax rate of 21% was primarily due to prior year tax return adjustments. The tax rate in YTD 2026 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
•We ended Q2 2026 with cash, cash equivalents, and short-term investments totaling $1,168 million, of which approximately $435 million was held by our foreign subsidiaries.
RESULTS OF OPERATIONS
To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue.(1)

	Q2 2026	Q2 2025	YTD 2026	YTD 2025
Revenue:
Product revenue	84.7%	86.1%	84.4%	85.4%
Service and other revenue	15.3	13.9	15.6	14.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	25.1	26.1	25.1	25.2
Cost of service and other revenue	6.9	6.7	7.1	7.6
Amortization of acquired intangible assets	1.6	1.6	1.6	1.6
Total cost of revenue	33.6	34.4	33.8	34.4
Gross profit	66.4	65.6	66.2	65.6
Operating expense:
Research and development	21.7	23.3	21.8	23.8
Selling, general and administrative	23.6	22.1	24.2	23.8
Total operating expense	45.3	45.4	46.0	47.6
Income from operations	21.1	20.2	20.2	18.0
Other income (expense):
Interest income	0.7	0.9	0.8	1.0
Interest expense	(2.1)	(2.4)	(2.1)	(2.4)
Other income (expense), net	2.7	10.2	(0.3)	6.6
Total other income (expense), net	1.3	8.7	(1.6)	5.2
Income before income taxes	22.4	28.9	18.6	23.2
Provision for income taxes	4.6	6.7	3.4	5.8
Net income	17.8%	22.2%	15.2%	17.4%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

Dollars in millions	Q2 2026	Q2 2025	Change	% Change	YTD 2026	YTD 2025	Change	% Change
Consumables	$852	$811	$41	5%	$1,649	$1,580	$69	4%
Instruments	130	101	29	29	250	213	37	17
Total product revenue	982	912	70	8	1,899	1,793	106	6
Service and other revenue	177	147	30	20	352	307	45	15
Total revenue	$1,159	$1,059	$100	9%	$2,251	$2,100	$151	7%
Consumables revenue increased in Q2 2026 and YTD 2026 primarily due to greater demand for high-throughput consumables, supported by continued growth of the NovaSeq X installed base, partially offset by a decrease in mid-throughput consumables. Instruments revenue increased in Q2 2026 and YTD 2026 primarily driven by higher NovaSeq X and MiSeq i100 shipments. Service and other revenue increased in Q2 2026 and YTD 2026 primarily due to revenue attributable to SomaLogic, which we acquired in January 2026, and increases in revenue from our development and licensing agreements and informatics solutions. Total revenue in Q2 2026 and YTD 2026 was impacted, across all products and services, by a decrease in revenue from our Greater China region of $7 million and $27 million, respectively, primarily due to our inclusion on the unreliable entities list.
Gross Margin

Dollars in millions	Q2 2026	Q2 2025	Change	% Change	YTD 2026	YTD 2025	Change	% Change
Gross profit	$770	$695	$75	11%	$1,491	$1,378	$113	8%
Gross margin	66.4%	65.6%			66.2%	65.6%

Gross margin increased in Q2 2026 and YTD 2026 primarily due to a $23 million intangible asset impairment recognized in Q2 2025. Excluding this impact, gross margin decreased in Q2 2026 and YTD 2026. The decrease in Q2 2026 is primarily due to an increased sales mix toward lower-margin instruments as compared to higher-margin consumables, rising memory costs, higher freight costs resulting from the Middle East conflict, and the contribution of lower-margin SomaLogic revenue, partially offset by lower tariff costs as a result of ongoing operational initiatives. The decrease in YTD 2026 is primarily due to higher tariff costs, an increased sales mix toward instruments as compared to consumables, rising memory and higher freight costs, and the addition of SomaLogic revenue, partially offset by decreases in field service and warranty costs.
Operating Expense

Dollars in millions	Q2 2026	Q2 2025	Change	% Change	YTD 2026	YTD 2025	Change	% Change
Research and development	$252	$247	$5	2%	$492	$499	$(7)	(1)%
Selling, general and administrative	273	234	39	17	545	501	44	9
Total operating expense	$525	$481	$44	9%	$1,037	$1,000	$37	4%
R&D expense increased in Q2 2026 primarily due to increases in lab supply and employee-related compensation costs, partially offset by a decrease in restructuring charges of $4 million and an increase in government incentive benefits of $3 million. R&D expense decreased in YTD 2026 primarily due to a decrease in restructuring charges of $14 million and an increase in government incentives of $7 million, partially offset by increases in lab supply costs.

SG&A expense increased in Q2 2026 and YTD 2026 primarily due to:
+ increase in employee-related compensation costs
+ increase in legal expenses related primarily to various IP litigation matters
+ lower net gain recognized on contingent consideration liabilities in Q2 2026; flat in YTD 2026
+ increase in costs associated with the upgrade of our global enterprise resource planning (ERP) system
- decrease in restructuring charges of $3 million and $22 million, respectively, for employee severance costs
- increase in government incentive benefits of $15 million and $14 million, respectively
Other Income (Expense)

Dollars in millions	Q2 2026	Q2 2025	Change	% Change	YTD 2026	YTD 2025	Change	% Change
Interest income	$8	$10	$(2)	(20)%	$19	$21	$(2)	(10)%
Interest expense	(24)	(25)	1	(4)	(47)	(50)	3	(6)
Other income (expense), net	31	107	(76)	(71)	(9)	139	(148)	(106)
Total other income (expense), net	$15	$92	$(77)	(84)%	$(37)	$110	$(147)	(134)%
Interest income consisted primarily of interest on our money market funds. Interest expense consisted primarily of interest on our outstanding term debt. The decrease in other income (expense), net in Q2 2026 was primarily due to a comparatively larger gain recognized on our retained GRAIL investment in Q2 2025. The fluctuation in other income (expense), net in YTD 2026 was primarily due to a net loss recognized on our GRAIL investment in YTD 2026, consisting of realized and unrealized activity, compared to a considerable net gain recognized in YTD 2025.
Provision for Income Taxes

Dollars in millions	Q2 2026	Q2 2025	Change	% Change	YTD 2026	YTD 2025	Change	% Change
Income before income taxes	$260	$306	$(46)	(15)%	$417	$488	$(71)	(15)%
Provision for income taxes	53	71	(18)	(25)	77	122	(45)	(37)
Net income	$207	$235	$(28)	(12)%	$340	$366	$(26)	(7)%
Effective tax rate	20.5%	23.4%			18.4%	25.1%
Our effective tax rate was 20.5% and 18.4% in Q2 2026 and YTD 2026, compared to 23.4% and 25.1% in Q2 2025 and YTD 2025, respectively. The variance from the U.S. federal statutory tax rate of 21% for YTD 2026 was primarily due to prior year tax return adjustments. The tax rate in Q2 2026 and YTD 2026 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
In Q2 2025 and YTD 2025, the variance from the U.S. federal statutory tax rate of 21% was primarily due to the $10 million and $20 million income tax expense impact of capitalizing research and development expenses for tax purposes, respectively. The income tax rate in Q2 2025 and YTD 2025 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
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

LIQUIDITY AND CAPITAL RESOURCES
As of June 28, 2026, we had $1,040 million in cash and cash equivalents, of which $435 million was held by foreign subsidiaries. Cash and cash equivalents decreased by $378 million from December 28, 2025 due to factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. Our ability to generate cash from operations, supplemented with the issuance of debt and/or liquidation of our short-term investments, provides us with the financial flexibility we need to meet operating, investing, and financing needs. In YTD 2026, we received proceeds from sales of our short-term investment in GRAIL of $104 million. As of June 28, 2026, we had $128 million remaining in short-term investments, primarily comprised of marketable equity securities.
On January 30, 2026, we acquired SomaLogic for a total purchase price of $460 million, including cash of $382 million and contingent consideration with an estimated fair value of $81 million, offset by $3 million for the settlement of a preexisting relationship. Under the contingent consideration arrangements, Standard BioTools is eligible to receive up to $75 million in milestone payments, comprised of up to $25 million based on 2025 performance and up to $50 million based on 2026 performance, due upon the achievement of specified revenue targets. In Q2 2026, we paid $25 million for the milestone payment earned for the 2025 performance period. Standard BioTools is also entitled to receive a 2% royalty on revenues generated from sales of SOMAmer-based NGS library preparation kits, paid quarterly for 10 years through January 2036. As of June 28, 2026, the aggregate fair value of our remaining contingent consideration liabilities was $37 million, included in accrued liabilities. On July 27, 2026, we paid $30 million to buyout the remaining obligations that were outstanding as of June 28, 2026.
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
In January 2023, we entered into the Revolving Credit Agreement, which provides us with a $750 million senior unsecured five-year revolving credit facility, including a $40 million sublimit for swingline borrowings and a $50 million sublimit for letters of credit. The credit facility matures, and all amounts outstanding become due and payable in full, on January 4, 2028, subject to two one-year extensions at our option, the consent of the extending lenders, and satisfaction of certain other conditions. As of June 28, 2026, there were no outstanding borrowings.
As of June 28, 2026, the fair value of our contingent consideration liability related to GRAIL was $40 million, of which $39 million was included in other long-term liabilities. The contingent value rights entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year through August 2033. This reflects a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year is subject to a 9% contingent payment right during this same period. In YTD 2026, we paid $794,000 in aggregate Covered Revenue Payments related to aggregate Covered Revenues for the period Q4 2025 through Q1 2026 of $84 million.
In August 2024, our Board of Directors authorized the 2024 Repurchase Program, which canceled and superseded all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. In April 2026, our Board of Directors authorized the 2026 Repurchase Program to repurchase up to $1.5 billion of our outstanding common stock. The 2026 Repurchase Program is in addition to the $1.5 billion previously authorized under the 2024 Repurchase Program. Repurchases under both programs may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. As of June 28, 2026, authorizations to repurchase up to approximately $279 million and $1.5 billion of our outstanding common stock remained available under the 2024 and 2026 Repurchase Programs, respectively. We intend to continue to repurchase incremental shares over the course of 2026.

As of June 28, 2026, we had $3 million, $20 million, and $12 million, respectively, remaining in capital commitments to three investment funds that are callable through December 2027, July 2029, and December 2034, respectively.
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

Cash Flow Summary

In millions	YTD 2026	YTD 2025
Net cash provided by operating activities	$490	$474
Net cash used in investing activities	(488)	(112)
Net cash used in financing activities	(380)	(566)
Effect of exchange rate changes on cash and cash equivalents	—	11
Net decrease in cash and cash equivalents	$(378)	$(193)
Operating Activities
Net cash provided by operating activities of $490 million in YTD 2026 consisted of net income of $340 million, plus net adjustments of $278 million, less net changes in operating assets and liabilities of $128 million. The primary adjustments to net income included depreciation and amortization expense of $139 million, share-based compensation expense of $133 million, deferred income taxes of $18 million, and a net loss on investments of $16 million, partially offset by changes in the fair value of contingent consideration liabilities of $32 million. Cash flow impacts from changes in operating assets and liabilities were primarily driven by an increase in other assets, a decrease in other long-term liabilities, an increase in inventory, and a decrease in accrued liabilities, partially offset by a decrease in accounts receivable.

Investing Activities
Net cash used in investing activities was $488 million in YTD 2026. We paid $417 million for acquisitions and intangible assets, net of cash acquired, invested $78 million in capital expenditures, primarily associated with investments in facilities, and paid $25 million for contingent consideration for the SomaLogic acquisition. We received proceeds from net sales of investments of $32 million, primarily related to sales of our GRAIL investment.
Financing Activities
Net cash used in financing activities was $380 million in YTD 2026. We used $370 million to repurchase our common stock, inclusive of excise taxes paid, and $33 million to pay taxes related to net share settlement of equity awards. We received proceeds from the sale of shares under our employee stock purchase plan of $24 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income, and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe the estimates, assumptions and judgments involved in the accounting policies described in “Critical Accounting Policies and Estimates” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Although tariffs, reductions in the U.S. government’s funding of the NIH, our inclusion on the unreliable entities list by regulatory authorities in China, impacts from armed conflicts, including recent conflict in the Middle East and Iran, and macroeconomic factors, such as inflation, exchange rate fluctuations, supply-chain disruptions, and concerns about an economic downturn continue to create additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. There were no material changes to our critical accounting policies and estimates during YTD 2026.
RECENT ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our condensed consolidated financial statements, see note 1. Organization and Significant Accounting Policies within the Condensed Consolidated Financial Statements section of this report, which is incorporated herein by reference.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no substantial changes to our market risks in YTD 2026, when compared to the disclosures in “Quantitative and Qualitative Disclosures about Market Risk” within the Management’s Discussion & Analysis section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

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

During the second quarter of 2026, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
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
RISK FACTORS
Our business is subject to various risks, including those described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, and the “Other Key Information” section of our Quarterly Report on Form 10-Q for the period ended March 29, 2026, which we strongly encourage you to review.
SHARE REPURCHASES AND SALES
Purchases of Equity Securities by the Issuer
In August 2024, our Board of Directors authorized the 2024 Repurchase Program, which canceled and superseded all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. In April 2026, our Board of Directors authorized the 2026 Repurchase Program to repurchase up to $1.5 billion of our outstanding common stock. The 2026 Repurchase Program is in addition to the $1.5 billion previously authorized under the 2024 Repurchase Program. Repurchases under both programs may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. We did not repurchase any shares under the 2026 Repurchase Program. Shares repurchased in open market transactions pursuant to the 2024 Repurchase Program during Q2 2026 were as detailed below.

In thousands, except price per share	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
March 30, 2026 - April 26, 2026	551	$125.06	551	$331,414
April 27, 2026 - May 24, 2026	359	$133.77	359	$1,783,430
May 25, 2026 - June 28, 2026	32	$145.22	32	$1,778,704
Total	942	$129.07	942	$1,778,704
_____________
(1)Average price paid per share excludes the excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
Unregistered Sales of Equity Securities
None during the quarterly period ended June 28, 2026.

ADOPTIONS, MODIFICATIONS OR TERMINATIONS OF TRADING PLANS
During the quarterly period ended June 28, 2026, the following directors or officers adopted, modified, or terminated 10b5-1 plans:
•On May 19, 2026, Jakob Wedel, our Chief Strategy and Corporate Development Officer, entered into a new arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement terminates on May 31, 2028 and provides for the sale of up to 24,553 shares.
Other than as disclosed above, during the quarterly period ended June 28, 2026, none of the Company’s directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case as such term is defined in Item 408 of Regulation S-K.
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

ILLUMINA, INC. (registrant)

Date:	July 31, 2026
		By:	/s/ ANKUR DHINGRA
		Name:	Ankur Dhingra
		Title:	Chief Financial Officer