Form 10-Q
period 2026-09-27
ILLUMINA, INC.
filed 2026-10-30
CIK 1110803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 27, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
As of October 23, 2026, there were 151.2 million shares of the registrant’s common stock outstanding.

ILLUMINA, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 27, 2026

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
•our estimate of the cost and revenue impact on Illumina of the tariffs announced by the U.S. government and other countries beginning in April 2025, including any potential additional refunds of such tariffs from the U.S. government and any amounts to be remitted to customers in connection with such refunds; and
•other expectations, beliefs, plans, strategies, anticipated developments, and other matters that are not historical facts.
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
•uncertainty regarding, or potential changes in, diplomatic and trade relationships, for example, as a result of changes in U.S. government policies;
•risks and uncertainties regarding legal and regulatory proceedings;
•changes in the regulatory landscape and our ability to obtain regulatory clearance for our products from government agencies;
•uncertainty regarding the impact of tariffs imposed by the U.S. government and its trading partners in response, related court proceedings or administrative actions (including potential additional refund or relief programs), other possible tariffs or trade protection measures, import or export licensing requirements, new or different customs duties, trade embargoes and sanctions and other trade barriers, as well as the impact of Illumina’s efforts to mitigate the effect of such tariffs and any amounts that may be remitted to customers in connection with refunds of such tariffs;
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
•the risk of additional litigation or other liabilities arising against us in connection with previous acquisitions, including the GRAIL acquisition;
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
•uncertainty, or adverse economic and business conditions, including as a result of slowing or uncertain economic growth, competitive landscape, public health crisis, or armed conflict; and
•other factors detailed in our filings with the Securities and Exchange Commission (SEC), including the risks, uncertainties, and assumptions described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, the Other Key Information section of our Quarterly Report on Form 10-Q for the period ended March 29, 2026, and on Form 10-Q for the period ended June 28, 2026, the “Risk Factors” section below, or in information disclosed in public conference calls, the date and time of which are released beforehand.
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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ILLUMINA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 27, 2026	December 28, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,289	$1,418
Short-term investments	48	215
Accounts receivable, net	738	854
Inventory, net	667	564
Prepaid expenses and other current assets	293	238
Total current assets	3,035	3,289
Property and equipment, net	731	759
Operating lease right-of-use assets	356	370
Goodwill	1,284	1,113
Intangible assets, net	391	210
Deferred tax assets, net	454	454
Other assets	561	449
Total assets	$6,812	$6,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241	$240
Accrued liabilities	915	846
Term debt, current portion	—	499
Total current liabilities	1,156	1,585
Operating lease liabilities	439	486
Term debt	1,789	1,490
Other long-term liabilities	283	360
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	8,031	7,822
Accumulated other comprehensive income (loss)	8	(10)
Retained earnings (accumulated deficit)	169	(392)
Treasury stock, at cost	(5,065)	(4,699)
Total stockholders’ equity	3,145	2,723
Total liabilities and stockholders’ equity	$6,812	$6,644

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Revenue:
Product revenue	$946	$927	$2,845	$2,719
Service and other revenue	183	157	535	465
Total revenue	1,129	1,084	3,380	3,184
Cost of revenue:
Cost of product revenue	199	267	763	795
Cost of service and other revenue	82	68	243	228
Amortization of acquired intangible assets	18	16	53	50
Total cost of revenue	299	351	1,059	1,073
Gross profit	830	733	2,321	2,111
Operating expense:
Research and development	244	229	736	728
Selling, general and administrative	281	277	826	777
Total operating expense	525	506	1,562	1,505
Income from operations	305	227	759	606
Other income (expense):
Interest income	12	9	31	30
Interest expense	(24)	(25)	(71)	(75)
Other (expense) income, net	(29)	9	(38)	148
Total other (expense) income, net	(41)	(7)	(78)	103
Income before income taxes	264	220	681	709
Provision for income taxes	44	70	120	193
Net income	$220	$150	$561	$516
Earnings per share:
Basic	$1.46	$0.98	$3.70	$3.30
Diluted	$1.43	$0.98	$3.65	$3.29
Shares used in computing earnings per share:
Basic	151	153	152	156
Diluted	154	154	154	157

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income	$220	$150	$561	$516
Unrealized gain (loss) on cash flow hedges, net of deferred tax	—	9	18	(34)
Total comprehensive income	$220	$159	$579	$482

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

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions)

			Additional	Accumulated Other	Retained Earnings			Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Equity
Balance as of December 28, 2025	201	$2	$7,822	$(10)	$(392)	(48)	$(4,699)	$2,723
Net income	—	—	—	—	134	—	—	134
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	11	—	—	—	11
Issuance of common stock, net of repurchases	—	—	(20)	—	—	(1)	(232)	(252)
Share-based compensation	—	—	60	—	—	—	—	60
Balance as of March 29, 2026	201	2	7,862	1	(258)	(49)	(4,931)	2,676
Net income	—	—	—	—	207	—	—	207
Unrealized gain on cash flow hedges, net of deferred tax	—	—	—	7	—	—	—	7
Issuance of common stock, net of repurchases	—	—	(1)	—	—	(1)	(123)	(124)
Share-based compensation	—	—	72	—	—	—	—	72
Balance as of June 28, 2026	201	2	7,933	8	(51)	(50)	(5,054)	2,838
Net income	—	—	—	—	220	—	—	220
Issuance of common stock, net of repurchases	1	—	23	—	—	—	(11)	12
Share-based compensation	—	—	75	—	—	—	—	75
Balance as of September 27, 2026	202	$2	$8,031	$8	$169	(50)	$(5,065)	$3,145

See accompanying notes to condensed consolidated financial statements.

ILLUMINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	September 27, 2026	September 28, 2025
Cash flows from operating activities:
Net income	$561	$516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	154	153
Amortization of intangible assets	57	51
Share-based compensation expense	207	212
Deferred income taxes	(3)	82
Net losses (gains) on investments	47	(137)
Change in fair value of contingent consideration liabilities	(43)	(29)
Intangible impairment	—	23
Other	5	22
Changes in operating assets and liabilities:
Accounts receivable	119	13
Inventory	(69)	(43)
Prepaid expenses and other current assets	(60)	(1)
Operating lease right-of-use assets and liabilities, net	(28)	(25)
Other assets	(100)	(13)
Accounts payable	11	(13)
Accrued liabilities	109	(69)
Other long-term liabilities	(58)	16
Net cash provided by operating activities	909	758
Cash flows from investing activities:
Net purchases of property and equipment	(118)	(93)
Net sales (purchases) of investments	122	(63)
Cash paid for acquisitions and intangible assets, net of cash acquired	(417)	(7)
Payments on contingent consideration liabilities	(25)	—
Net cash used in investing activities	(438)	(163)
Cash flows from financing activities:
Common stock repurchases, inclusive of excise tax	(379)	(700)
Taxes paid related to net share settlement of equity awards	(35)	(24)
Proceeds from issuance of common stock	46	44
Payments on contingent consideration liabilities	(31)	(1)
Payments on debt obligations	(500)	—
Proceeds from debt, net of issuance costs	297	—
Net cash used in financing activities	(602)	(681)
Effect of exchange rate changes on cash and cash equivalents	2	9
Net decrease in cash and cash equivalents	(129)	(77)
Cash and cash equivalents at beginning of period	1,418	1,127
Cash and cash equivalents at end of period	$1,289	$1,050

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
Fiscal Year
Our fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31, with quarters of 13 or 14 weeks ending the Sunday closest to March 31, June 30, September 30, and December 31. Q3 2026 and Q3 2025 refer to the three-month periods ended September 27, 2026 and September 28, 2025, respectively, which were 13 weeks. YTD 2026 and YTD 2025 refer to the respective corresponding nine-month periods, which were 39 weeks.

Significant Accounting Policies
During YTD 2026, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, except for the following new accounting policies:
Long-Term Inventory
We recognize inventory associated with certain new manufacturing processes that last more than one year and were acquired as part of the SomaLogic acquisition as long-term inventory, included in other assets in the condensed consolidated balance sheets. See note 7. Supplemental Balance Sheet and Statement of Operations Details.
IEEPA Tariff Refunds
In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act (IEEPA) does not authorize the imposition of tariffs. In March 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (CBP) to process refunds of IEEPA tariffs. We evaluate recoveries of IEEPA tariffs in accordance with applicable loss recovery guidance and recognize recoveries when the refund is probable. During Q3 2026 and YTD 2026, we recognized a benefit of $79 million as a reduction to cost of revenue for expected refunds. As of September 27, 2026, we had received $32 million in IEEPA tariff refunds and recorded a receivable of $47 million within prepaid expenses and other current assets. We expect to refund a portion of the tariff refunds received to customers. As of September 27, 2026, we recorded a liability of $37 million in accrued liabilities for estimated refunds to be credited to customers and recognized a corresponding reduction to revenue in both Q3 2026 and YTD 2026. Interest associated with tariff refunds is recognized in interest income when received or realizable and was immaterial for both Q3 2026 and YTD 2026.
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
The weighted average shares used to calculate basic and diluted earnings per share were as follows:

In millions	Q3 2026	Q3 2025	YTD 2026	YTD 2025
Weighted average shares outstanding	151	153	152	156
Effect of potentially dilutive common shares from:
Equity awards	3	1	2	1
Weighted average shares used in calculating diluted earnings per share	154	154	154	157

Antidilutive shares related to equity awards excluded from calculation of diluted earnings per share	—	2	—	3

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

Standard BioTools was eligible to receive up to $75 million in milestone payments, comprised of up to $25 million based on 2025 performance and up to $50 million based on 2026 performance, due upon the achievement of specified targets for net revenue generated from SOMAmer-based assay services and related products (the Milestone Contingent Consideration). In addition, Standard BioTools was entitled to receive a 2% royalty on net revenues generated from sales of SOMAmer-based next-generation sequencing library preparation kits, to be paid quarterly for 10 years from the acquisition date through January 2036 (the Royalty Contingent Consideration). The aggregate acquisition date fair value of these contingent consideration arrangements was $81 million.

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

In Q2 2026, we paid $25 million for the milestone payment earned for the 2025 performance period. Additionally, in Q3 2026, we paid $30 million to buy out early both the 2026 Milestone Contingent Consideration and Royalty Contingent Consideration obligations. See note 4. Investments and Fair Value Measurements for additional details.
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
Transaction costs associated with the acquisition, consisting primarily of legal, regulatory and financial advisory fees, were approximately $6 million and $8 million in YTD 2026 and YTD 2025, respectively. These costs were expensed as incurred as selling, general and administrative expense.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information summarizes the combined results of operations of Illumina and SomaLogic as if the companies had been combined as of the beginning of our fiscal year 2025.

In millions	Q3 2026	Q3 2025	YTD 2026	YTD 2025
Revenue	$1,129	$1,108	$3,387	$3,244
Net income	$218	$140	$551	$457
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
Intangible Assets

The following is a summary of our identifiable intangible assets:

	September 27, 2026			December 28, 2025
In millions	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technologies and patents	$644	$(365)	$279	$436	$(335)	$101
Licensed technologies	187	(117)	70	234	(143)	91
Customer relationships	26	(14)	12	16	(14)	2
License agreements	26	(15)	11	24	(14)	10
Trade names	16	(2)	14	2	(2)	—
Database	12	(7)	5	12	(6)	6
Total intangible assets, net	$911	$(520)	$391	$724	$(514)	$210

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

In millions	Estimated Annual Amortization
2026 (remainder of year)	$20
2027	78
2028	76
2029	46
2030	40
Thereafter	131
Total	$391
Goodwill
Changes to goodwill during YTD 2026 were as follows:

In millions
Balance as of December 28, 2025	$1,113
Acquisition of SomaLogic	171
Balance as of September 27, 2026	$1,284
Goodwill is reviewed for impairment annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment in Q2 2026, noting no impairment.

3. REVENUE
Our revenue is generated from the sale of products and services. Product revenue consists of sales of instruments and consumables used in genetic analysis. Service and other revenue consists of revenue generated from genotyping and sequencing services, instrument service contracts, and development and licensing agreements.
Revenue for Q3 2026 and YTD 2026 includes a reduction of $37 million for tariff-related customer refunds, of which $35 million is included in sequencing revenue with the remainder in microarray revenue. Within sequencing revenue, $28 million is in consumables, $4 million in instruments, and the remainder in service and other revenue.

Revenue by Source

	Q3 2026			Q3 2025
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$764	$77	$841	$747	$69	$816
Instruments	102	3	105	107	4	111
Total product revenue	866	80	946	854	73	927
Service and other revenue	155	28	183	147	10	157
Total revenue	$1,021	$108	$1,129	$1,001	$83	$1,084

	YTD 2026			YTD 2025
In millions	Sequencing	Microarray	Total	Sequencing	Microarray	Total
Consumables	$2,265	$225	$2,490	$2,183	$212	$2,395
Instruments	345	10	355	311	13	324
Total product revenue	2,610	235	2,845	2,494	225	2,719
Service and other revenue	461	74	535	425	40	465
Total revenue	$3,071	$309	$3,380	$2,919	$265	$3,184
Revenue by Geographic Area

Based on region of destination (in millions)	Q3 2026	Q3 2025 (1)	YTD 2026	YTD 2025 (1)
United States and Canada	$637	$596	$1,880	$1,720
Europe, Middle East, Africa and Latin America	347	354	1,072	1,041
Greater China (2)	59	52	167	187
Asia-Pacific	86	82	261	236
Total revenue	$1,129	$1,084	$3,380	$3,184
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
(2)Region includes revenue from China, Taiwan, and Hong Kong.
Contract Assets and Liabilities
Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing, as of September 27, 2026 and December 28, 2025 were $20 million and $21 million, respectively, all of which were short-term and recorded in prepaid expenses and other current assets.
Contract liabilities, consisting of deferred revenue and customer deposits, as of September 27, 2026 and December 28, 2025, were $319 million and $346 million, respectively, of which the short-term portions of $250 million and $270 million, respectively, were recorded in accrued liabilities and the remaining long-term portions were recorded in other long-term liabilities. Revenue recorded in Q3 2026 and YTD 2026 included $47 million and $216 million, respectively, of previously deferred revenue that was included in contract liabilities as of December 28, 2025.

Remaining Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date; however, we may allow customers to make product substitutions as we launch new products. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are satisfied within approximately six months after the contract execution date and primarily consist of instruments, consumables, and instrument service contracts. As of September 27, 2026, the aggregate amount of the transaction price allocated to these remaining performance obligations was $933 million, of which approximately 76% is expected to be converted to revenue in the next twelve months, approximately 14% in the following twelve months, and the remainder thereafter.
We also enter into various development and licensing contracts. These contracts are believed to be firm as of the balance sheet date; however, these arrangements do allow for early termination with prorated fees. These contracts generally have delivery periods spanning several years. As of September 27, 2026, the aggregate amount of the transaction price allocated to these remaining performance obligations was approximately $33 million.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Strategic Investments
Marketable Equity Securities
As of September 27, 2026 and December 28, 2025, the fair value of our marketable equity securities, included in short-term investments, totaled $2 million and $215 million, respectively. The decrease in our marketable equity securities relates to the sale of our investment in GRAIL that we retained subsequent to our divestiture in 2024.
Gains (losses) recognized in other (expense) income, net on marketable equity securities were as follows:

In millions	Q3 2026	Q3 2025	YTD 2026	YTD 2025
Net gains (losses) recognized during the period	$16	$7	$(7)	$135
Less: Net gains (losses) recognized during the period on securities sold during the period	16	—	(5)	—
Net unrealized gains (losses) recognized during the period on securities still held at the reporting date	$—	$7	$(2)	$135
Non-Marketable Equity Securities
As of September 27, 2026 and December 28, 2025, non-marketable equity securities, without readily determinable fair values, included in other assets, were $54 million and $58 million, respectively.
Venture Funds
We invest in three venture capital investment funds (the Funds), which are accounted for as equity-method investments. The aggregate carrying amount of the Funds, included in other assets, was $243 million and $235 million as of September 27, 2026 and December 28, 2025, respectively, with associated gains and losses recognized in other (expense) income, net. We recognized net losses of $31 million and $17 million in Q3 2026 and YTD 2026, respectively, and net gains of $2 million and $10 million in Q3 2025 and YTD 2025, respectively.

Our commitments to the Funds are as follows:

Dollars in millions	Capital commitments	Callable through date	Remaining callable as of September 27, 2026
Fund I	$100	December 2027	$3
Fund II	$150	July 2029	$20
Fund III	$60	December 2034	$11
Fair Value Measurements
The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis:

	September 27, 2026				December 28, 2025
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$969	$—	$—	$969	$1,173	$—	$—	$1,173
Marketable equity securities	2	—	—	2	215	—	—	215
Other investments	—	40	33	73	—	—	32	32
Deferred compensation plan assets	—	84	—	84	—	79	—	79
Total assets measured at fair value	$971	$124	$33	$1,128	$1,388	$79	$32	$1,499
Liabilities:
Contingent consideration liabilities	$—	$—	$36	$36	$—	$—	$54	$54
Deferred compensation plan liabilities	—	69	—	69	—	72	—	72
Total liabilities measured at fair value	$—	$69	$36	$105	$—	$72	$54	$126
Marketable equity securities are measured at fair value based on quoted trade prices in active markets. Other investments consist of time deposits, which are included in short-term investments and classified as Level 2 measurements, and convertible instruments, which are included in either short-term investments or other assets and are classified as Level 3 measurements. Due to their short-term contractual maturity, the carrying value of our time deposits, measured at amortized cost, approximates fair value. We elected the fair value option for our convertible instruments. Fair value is derived using a probability-weighted scenario approach with changes in fair value recognized in other (expense) income, net. Deferred compensation plan assets consist primarily of investments in life insurance contracts carried at cash surrender value, which reflects the net asset value of the underlying publicly traded mutual funds. We corroborate the fair value of our holdings, comparing valuations obtained from our investment service provider to valuations reported by our asset custodians, validating pricing sources and models, and reviewing key model inputs.
Contingent Consideration Liabilities
We reassess the fair value of acquisition-related contingent consideration on a quarterly basis, with changes in the fair value subsequent to the acquisition date recognized in selling, general and administrative expense.

Changes in the estimated fair value of our contingent consideration liabilities during YTD 2026 were as follows:

In millions
Balance as of December 28, 2025	$54
Acquisition of SomaLogic	81
Change in estimated fair value	(43)
Cash payments	(56)
Balance as of September 27, 2026	$36
SomaLogic Acquisition
In Q2 2026, we paid $25 million for the milestone payment earned for the 2025 performance period. In Q3 2026, we paid $30 million to buy out early both the 2026 Milestone and Royalty Contingent Consideration obligations. See note 2. Acquisitions, Intangible Assets and Goodwill for details of these arrangements. Prior to the buyout, we remeasured the contingent consideration to fair value using the contractual buyout amount. No obligations remained outstanding under the Milestone or Royalty Contingent Consideration arrangements as of September 27, 2026.
GRAIL Acquisition
The fair value of our GRAIL contingent consideration liability was $36 million and $54 million as of September 27, 2026 and December 28, 2025, respectively, of which $34 million and $52 million, respectively, was included in other long-term liabilities, with the remaining balance included in accrued liabilities. The CVRs entitle the holders to receive future quarterly cash payments (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year for a 12-year period through August 2033. As defined in the Contingent Value Rights Agreement, this reflects a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year will be subject to a 9% contingent payment right during this same period. Covered Revenues for the periods Q4 2025 through Q2 2026 and Q4 2024 through Q2 2025 were $129 million and $106 million, respectively, driven primarily by sales of GRAIL’s Galleri test. Covered Revenue Payments for the respective periods were $1,215 thousand and $994 thousand, paid in YTD 2026 and YTD 2025, respectively.
We use a Monte Carlo simulation to estimate the fair value of our GRAIL contingent consideration. Estimates and assumptions used in the Monte Carlo simulation include forecasted revenues for GRAIL, a revenue risk premium, a revenue volatility estimate, an operational leverage ratio and a counterparty credit spread. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. We rely on information made public by GRAIL and as published in analyst reports to estimate forecasted revenues through August 2033. To estimate the liability as of September 27, 2026, we selected a revenue risk premium of 2%. Given the volatility in GRAIL’s market capitalization, the revenue risk premium is derived from reconciling forecasted revenues for GRAIL to GRAIL’s market capitalization, primarily using a 60-day trailing average and consideration of a Capital Asset Pricing Model and comparable company betas.

5. DEBT
Summary of Term Debt Obligations

In millions	September 27, 2026	December 28, 2025
Principal amount of 2026 Term Notes outstanding	$—	$500
Principal amount of 2027 Term Notes outstanding	500	500
Principal amount of 2029 Term Notes outstanding	300	—
Principal amount of 2030 Term Notes outstanding	500	500
Principal amount of 2031 Term Notes outstanding	500	500
Unamortized discounts and debt issuance costs	(11)	(11)
Net carrying amount of term debt	1,789	1,989
Less: current portion	—	499
Term debt, non-current	$1,789	$1,490
Fair value of term debt outstanding (Level 2)	$1,718	$1,977
Interest expense, which included amortization of debt discounts and issuance costs, was $24 million and $70 million in Q3 2026 and YTD 2026, respectively, and $24 million and $73 million in Q3 2025 and YTD 2025, respectively.
4.950% Term Notes due 2029 (2029 Term Notes)
In August 2026, we issued $300 million aggregate principal amount of 2029 Term Notes. After deducting discounts and issuance costs, we received net proceeds of $297 million. The notes, which mature on September 19, 2029, accrue interest at a rate of 4.950% per annum, payable semi-annually on March 19 and September 19 of each year, beginning on March 19, 2027. We may redeem for cash all or any portion of the notes, at our option, at any time prior to maturity at make-whole premium redemption prices defined in the form of the notes.
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

4.650% Term Notes due 2026 (2026 Term Notes)
In September 2024, we issued $500 million aggregate principal amount of 2026 Term Notes, which matured and were repaid in cash on September 9, 2026. While outstanding, the notes accrued interest at a rate of 4.650% per annum, payable semi-annually on March 9 and September 9 of each year, beginning on March 9, 2025.
Revolving Credit Agreement
On August 13, 2026, we entered into a new credit agreement (the Revolving Credit Agreement), which provides us with a $1 billion senior unsecured five-year revolving credit facility, including a $50 million sublimit for swingline borrowings and a $75 million sublimit for letters of credit (the Revolving Credit Facility). Proceeds of the loans under the Revolving Credit Facility may be used to finance working capital needs and for general corporate purposes. The credit agreement dated January 4, 2023 and the commitments thereunder were terminated as of August 13, 2026.
The Revolving Credit Facility matures, and all amounts outstanding become due and payable in full, on August 13, 2031, subject to three one-year extensions at our option, the consent of the extending lenders and certain other conditions. We may prepay amounts borrowed and terminate commitments under the Revolving Credit Facility at any time without premium or penalty. As of September 27, 2026, there were no borrowings or letters of credit outstanding under the credit facility, and we were in compliance with all financial and operating covenants.
Loans under the Revolving Credit Facility will have a variable interest rate based on either the term secured overnight financing rate (SOFR) or the alternate base rate, plus an applicable rate that varies with our debt rating. The Revolving Credit Agreement includes an option for us to elect to increase commitments under the credit facility or enter into one or more tranches of term loans in the aggregate principal amount of up to $500 million, subject to consent of the lenders providing the additional commitments or loans and certain other conditions.
The Revolving Credit Agreement contains financial and operating covenants. Pursuant to the Revolving Credit Agreement, we are required to maintain a total net leverage ratio, calculated as total debt, less unrestricted and unencumbered cash and cash equivalents (not to exceed $1 billion), divided by adjusted annual earnings before interest, taxes, depreciation and amortization (EBITDA), calculated based on the four consecutive fiscal quarters ending with the most recent fiscal quarter, of not greater than 3.50 to 1.00 as of the end of each fiscal quarter. Upon consummation of any Qualified Acquisition, as defined in the Revolving Credit Agreement, and delivery of notice to the Administrative Agent, the ratio increases to 4.00 to 1.00 for the fiscal quarter in which the acquisition is consummated and the three consecutive fiscal quarters thereafter. The operating covenants include, among other things, limitations on (i) the incurrence of indebtedness by our subsidiaries, (ii) liens on our assets and those of our subsidiaries, and (iii) certain fundamental changes and the disposition of assets by us and our subsidiaries. The Credit Agreement contains other customary covenants, representations and warranties, and events of default.

6. STOCKHOLDERS' EQUITY
As of September 27, 2026, approximately 10.0 million shares remained available for future grants under the Second Amended and Restated 2015 Stock and Incentive Compensation Plan.

Restricted Stock
Restricted stock activity was as follows:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU) (1)	Weighted-Average Grant Date Fair Value per Share
Units in thousands			RSU	PSU
Outstanding at December 28, 2025	3,738	856	$118.82	$123.77
Awarded	1,347	1,335	$130.92	$156.82
Vested	(1,005)	—	$117.71	$—
Cancelled	(326)	(199)	$119.72	$128.16
Outstanding at September 27, 2026	3,754	1,992	$123.38	$145.47
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
Employee Stock Purchase Plan (ESPP)
The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. During YTD 2026, approximately 0.5 million shares were issued under the plan. As of September 27, 2026, approximately 11.3 million shares remained available for issuance under the ESPP.
The assumptions used and the resulting estimate of weighted-average fair value per share for stock purchased under the ESPP during YTD 2026 were as follows:

Risk-free interest rate	3.54% - 4.18%
Expected volatility	43% - 48%
Expected term	0.5 - 1.0 year
Expected dividends	0%
Weighted-average grant-date fair value per share	$36.94
Share-Based Compensation
Share-based compensation expense reported in our condensed consolidated statements of operations was as follows:

In millions	Q3 2026	Q3 2025	YTD 2026	YTD 2025
Cost of product revenue	$4	$5	$13	$16
Cost of service and other revenue	1	1	2	2
Research and development	25	26	75	84
Selling, general and administrative	45	38	117	110
Share-based compensation expense, before taxes	75	70	207	212
Related income tax benefits	(17)	(15)	(46)	(46)
Share-based compensation expense, net of taxes	$58	$55	$161	$166
As of September 27, 2026, unrecognized compensation cost, related to restricted stock and ESPP shares issued to date, of $442 million is expected to be recognized over a weighted-average period of approximately 2.0 years.

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
Repurchases under both programs may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. As of September 27, 2026, authorizations to repurchase up to $270 million and up to $1.5 billion of our outstanding common stock remained available under the 2024 and 2026 Repurchase Programs, respectively.
Share repurchase activity was as follows:

In millions, except shares in thousands	Q3 2026	Q3 2025	YTD 2026	YTD 2025
Number of shares repurchased	47	1,236	2,994	7,453
Total cost of shares repurchased (1)	$9	$121	$375	$706
___________
(1)Total cost of shares repurchased includes the 1% excise tax imposed as part of the Inflation Reduction Act of 2022, which is calculated based on share repurchases, net of certain share issuances, and was immaterial for all periods presented.

7. SUPPLEMENTAL BALANCE SHEET AND STATEMENT OF OPERATIONS DETAILS
Accounts Receivable

In millions	September 27, 2026	December 28, 2025
Trade accounts receivable, gross	$746	$861
Allowance for credit losses	(8)	(7)
Total accounts receivable, net	$738	$854
Inventory

In millions	September 27, 2026	December 28, 2025
Raw materials	$319	$254
Work in process	434	398
Finished goods	58	45
Inventory, gross	811	697
Inventory reserve	(119)	(133)
Total inventory, net	$692	$564
Inventory, current	$667	$564
Inventory, non-current (included in other assets)	$25	$—
Inventory with certain manufacturing processes that last more than one year is classified as long-term. As of September 27, 2026, long-term inventory primarily consists of work in process that was acquired from SomaLogic.

Accrued Liabilities

In millions	September 27, 2026	December 28, 2025
Contract liabilities, current portion	$250	$270
Accrued compensation expenses	281	249
Accrued taxes payable	129	107
Operating lease liabilities, current portion	85	78
Other, including warranties (1)	170	142
Total accrued liabilities	$915	$846
_____________
(1)See table below for changes in the reserve for product warranties.
Changes in the reserve for product warranties were as follows:

In millions	Q3 2026	Q3 2025	YTD 2026	YTD 2025
Balance at beginning of period	$17	$16	$17	$18
Additions charged to cost of product revenue	4	3	15	17
Repairs and replacements	(7)	(5)	(18)	(21)
Balance at end of period	$14	$14	$14	$14
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
Restructuring
In 2023, we implemented a cost reduction initiative that included workforce reductions, consolidation of certain facilities, and other actions to reduce expenses as part of a plan to realign operating expenses while maintaining focus on our innovation roadmap and sustainable long-term growth. In Q1 2025, we implemented an incremental cost reduction initiative that included optimizing share-based compensation and non-labor spending, as well as workforce reductions, to help mitigate the expected impact of a reduction in revenue and operating income from our Greater China business and the uncertainty in the U.S. government’s funding of the National Institutes of Health.
No pre-tax restructuring charges were recognized in Q3 2026 or YTD 2026. In Q3 2025 and YTD 2025, total pre-tax restructuring charges were $2 million and $41 million, respectively, related to employee separation costs. In Q3 2025, $1 million was attributed to research and development and $1 million to selling, general and administrative expense. In YTD 2025, $23 million was allocated to selling, general and administrative expense and $15 million to research and development, with remainder recorded in cost of revenue.
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

We recognized benefits (reductions of expense) in our condensed consolidated statements of operations as follows:

In millions	Q3 2026	Q3 2025	YTD 2026	YTD 2025
Cost of revenue	$—	$—	$1	$—
Research and development	5	5	15	8
Selling, general and administrative	8	—	25	3
Total benefits recognized	$13	$5	$41	$11
As of September 27, 2026 and December 28, 2025, grant receivables totaled $56 million and $21 million, respectively, of which $15 million and $8 million, respectively, was included in prepaid expenses and other current assets, with the remaining balance included in other assets.
Derivative Financial Instruments
We are exposed to foreign exchange rate risks in the normal course of business and use derivative financial instruments to partially offset this exposure. We do not use derivative financial instruments for speculative or trading purposes. Foreign exchange contracts are carried at fair value in prepaid expenses and other current assets, other assets, accrued liabilities, or other long-term liabilities, as appropriate, on the condensed consolidated balance sheets. The cash flows associated with such foreign exchange contracts are classified as cash flows from operating activities in the condensed consolidated statements of cash flows, which is the same category as the hedged transaction.
We use foreign exchange forward contracts to manage foreign currency risks related to monetary assets and liabilities denominated in currencies other than the U.S. dollar. These derivative financial instruments have terms of one month or less and are not designated as hedging instruments. Changes in fair value are recognized in other (expense) income, net, along with the remeasurement gain or loss on the foreign currency denominated assets or liabilities. As of September 27, 2026, we had foreign exchange forward contracts in place to hedge exposures in the euro, Japanese yen, Australian dollar, Canadian dollar, Singapore dollar, Chinese Yuan Renminbi, and British pound. As of September 27, 2026 and December 28, 2025, the total notional amounts of outstanding forward contracts in place for these foreign currency purchases were $424 million and $510 million, respectively.
We use foreign currency forward contracts to hedge portions of our foreign currency exposure associated with forecasted revenue transactions. These derivative financial instruments have terms up to 24 months and are designated as cash flow hedges. Changes in fair value are recognized as a component of accumulated other comprehensive income (loss) and are reclassified to revenue in the same period the underlying hedged transactions are recorded. We regularly review the effectiveness of our hedges and consider them to be ineffective if it becomes probable that the forecasted transactions will not occur in the identified period. Changes in fair value of the ineffective portions, if any, are recognized in other (expense) income, net. As of September 27, 2026, we had foreign currency forward contracts in place to hedge exposures associated with forecasted revenue transactions denominated in the euro, Japanese yen, Australian dollar, Canadian dollar, and Chinese Yuan Renminbi. As of September 27, 2026 and December 28, 2025, the total notional amounts of outstanding cash flow hedge contracts in place for these foreign currency purchases were $787 million and $707 million, respectively. We recognized losses of $1 million and $7 million in revenue in Q3 2026 and YTD 2026, respectively. We recognized losses of $6 million and $1 million in revenue in Q3 2025 and YTD 2025, respectively. As of September 27, 2026, the fair value of foreign currency forward contracts recognized in total assets and total liabilities was $13 million and $3 million, respectively. As of December 28, 2025, the fair value of foreign currency forward contracts recognized in total assets and total liabilities was $2 million and $17 million, respectively. As of September 27, 2026, a net gain of $7 million is expected to be reclassified from accumulated other comprehensive income (loss) in the next 12 months.

Indemnification Liability
In connection with the GRAIL acquisition, we assumed a performance-based award for which vesting was based on GRAIL’s future revenues and had an aggregate potential value of up to $78 million. This award was assumed by GRAIL in connection with our divestiture in 2024. For a period of 2.5 years following the divestiture (through December 2026), we are obligated to indemnify GRAIL for cash payments that become earned and payable related to this award. The indemnification is accounted for in accordance with ASC 460. As of both September 27, 2026 and December 28, 2025, we recognized a non-contingent liability of $1 million related to this indemnification.

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
On December 23, 2024, a stockholder derivative complaint captioned The Pavers and Road Builders Benefit Funds v. deSouza, et al., purportedly brought on behalf of Illumina, was filed in the Delaware Court of Chancery against certain current and former directors and officers. Like the complaints described above, the lawsuit alleges the named directors and officers breached their fiduciary duties by knowingly causing Illumina to unlawfully close the GRAIL acquisition. Before the filing of the complaint, the purported stockholder did not make a demand that our Board of Directors pursue the claim asserted therein. The complaint seeks damages against the individual defendants and other equitable relief. On January 21, 2025, the defendants filed a motion to dismiss the complaint in the lawsuit filed by The Pavers and Road Builders Benefit Funds.

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
On June 2, 2025, (i) Alex Aravanis filed his opening brief in support of his motion to dismiss, (ii) Francis deSouza, John W. Thompson, Frances Arnold, Caroline Dorsa, Robert Epstein, Scott Gottlieb, Gary Guthart, Philip Schiller and Susan Siegel (Director Defendants) filed their opening brief in support of their motion to dismiss and (iii) Illumina filed a joinder to the Director Defendants’ motion. On July 17, 2025, the court granted a stipulation filed by the parties giving plaintiffs until August 8, 2025, to file an amended complaint. On August 8, 2025, plaintiffs filed an amended complaint and a stipulation to dismiss without prejudice all claims against Alex Aravanis, and the court granted the stipulation the same day. In a settlement agreement dated August 21, 2025, the parties in Icahn Partners LP, et al. v. deSouza, et al. agreed that the matter would be dismissed with a full release of claims and no payment by any party. On September 19, 2025, the parties in Icahn Partners LP, et al. v. deSouza, et al. filed a stipulation and proposed order of dismissal in that case. On November 3, 2025, the court held a teleconference with the parties in the Icahn Partners LP, et al. v. deSouza, et al., City of Omaha Police and Firefighters Retirement System v. deSouza, et al., City of Roseville General Employees Retirement System, et al. v. deSouza, et al. and The Pavers and Road Builders Benefit Funds v. deSouza, et al. actions and asked them to submit supplemental authority in support of dismissal of the Icahn Partners LP, et al. v. deSouza, et al. action. The parties filed a notice of supplemental authority in support of dismissal on December 2, 2025. On February 20, 2026, the court ordered that notice of the proposed settlement be given to stockholders before dismissal. On April 22, 2026, the parties filed a proposed scheduling order and notice for a hearing on the dismissal. On April 28, 2026, the court denied the proposed scheduling order on procedural grounds and directed the parties to submit a revised proposed order conforming to Court of Chancery Rules 23(f)(3)(D)(iv) and 23.1(d)(3)(D)(iii) by providing a summary of the claims, issues, defenses, and relief sought in the Icahn action. On June 18, 2026, the parties filed a revised proposed scheduling order, notice and stipulation and proposed order of dismissal. On July 31, 2026, the court entered a scheduling order and set a settlement hearing for November 2, 2026.
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
Securities Class Actions
Federal Securities Class Actions. On November 11, 2023, the first of three securities class action complaints was filed against Illumina and certain of its current and former executive officers in the United States District Court for the Southern District of California. The first-filed case is captioned Kangas v. Illumina, Inc. et al., the second-filed case is captioned Roy v. Illumina, Inc. et al., and the third-filed case is captioned Louisiana Sheriffs’ Pension & Relief Fund v. Illumina, Inc. et al. (collectively, the Actions). The complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts relating to Illumina’s acquisition of GRAIL. The complaints seek unspecified damages, interest, fees, and costs. On January 9, 2024, four movants filed motions to consolidate the Actions and to appoint a lead plaintiff (Lead Plaintiff Motions). On April 11, 2024, the court issued an order consolidating the Actions into a single action (captioned in re Illumina, Inc. Securities Litigation No. 23-cv-2082-LL-MMP), and appointed Universal-Investment-Gesellschaft mbH, UI BVK Kapitalverwaltungsgesellschaft mbH, and ACATIS Investment Kapitalverwaltungsgesellschaft mbH as lead plaintiffs (the Lead Plaintiffs). On June 21, 2024, the Lead Plaintiffs filed their consolidated amended complaint. The complaint alleges that Illumina and GRAIL and certain of their current and former directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 in connection with Illumina’s acquisition of GRAIL. On September 13, 2024, the Lead Plaintiffs filed a second amended consolidated complaint. On November 12, 2024, the Company and other defendants filed a motion to dismiss the second amended consolidated complaint. On December 20, 2024, the Lead Plaintiffs filed their opposition to the motion to dismiss. On September 26, 2025, the court granted the defendants’ motion to dismiss for failure to state a claim, but gave plaintiffs leave to file an amended complaint. On October 27, 2025, the plaintiffs filed a Third Amended Complaint. On December 11, 2025, the Company filed a motion to dismiss the Third Amended Complaint, and plaintiffs filed their opposition on February 4, 2026. On September 30, 2026, the court granted the defendants’ motion to dismiss the Third Amended Complaint, but gave plaintiffs leave to amend. On October 21, 2026, the plaintiffs filed a Fourth Amended Complaint. The defendants’ response to the Fourth Amended Complaint is due December 4, 2026.
State Securities Class Actions. On February 2, 2024, the first of two additional securities class actions was filed against Illumina, certain of its officers and directors, and several other individuals and entities in the Superior Court of the State of California, County of San Mateo, captioned Loren Scott Mar v. Illumina, et al. and Scott Zerzanek v. Illumina, Inc. et al. Both complaints generally allege, among other things, that defendants made materially false and misleading statements and omitted material facts in the November 2020 and February 2021 registration statements and prospectus relating to Illumina’s acquisition of GRAIL. The complaints seek unspecified damages, interest, fees, and costs. On March 29, 2024, the parties to the actions filed a Joint Stipulation to Consolidate the actions and to appoint co-lead counsel for plaintiffs, which the court granted on April 5, 2024. On August 12, 2024, the plaintiffs filed their consolidated complaint. On February 28, 2025, the defendants filed demurrers seeking dismissal of the litigation. On April 30, 2025, plaintiffs filed their oppositions to the demurrers. On September 3, 2025, the court overruled Illumina’s demurrer. On September 16, 2025, Illumina filed its answer to the consolidated complaint denying the allegations. On October 28, 2025, the Company filed a writ with the California Court of Appeal seeking interlocutory appellate review of the court’s order overruling Illumina’s demurrer. On October 31, 2025, the Court of Appeals denied the writ. On January 26, 2026, the plaintiffs filed a motion for class certification, and the Company opposed. On May 15, 2026, the Court granted the motion to certify the class. On July 28, 2026, the Company filed a writ with the California Court of Appeal seeking interlocutory appellate review of the court’s order granting class certification. On September 3, 2026, the court denied the writ.
On March 27, 2026, the Company filed a motion for judgment on the pleadings. On June 26, 2026, the court denied the motion. On June 18, 2026, the Company filed a motion for leave to amend its answer to include additional affirmative defenses, which the Company subsequently withdrew. Trial is scheduled to begin March 20, 2028.

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
Our effective tax rates for Q3 2026 and YTD 2026 were 16.4% and 17.6%, respectively, compared to 31.8% and 27.2% in Q3 2025 and YTD 2025, respectively. The variance from the U.S. federal statutory tax rate of 21% in YTD 2026 was primarily due to prior year tax return adjustments. The tax rate in Q3 2026 and YTD 2026 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
As of September 27, 2026 and December 28, 2025, prepaid income taxes, included within prepaid expenses and other current assets on the condensed consolidated balance sheets, were $57 million and $81 million, respectively.

10. SEGMENT INFORMATION
As of September 27, 2026, we have one reportable segment. Segment information is consistent with how our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer, reviews financial information, makes operating decisions, allocates resources, and assesses performance. We also consider the way budgets and forecasts are prepared and reviewed and the basis on which executive compensation is determined. Our CODM allocates resources and evaluates business performance based on consolidated revenue and net income. Net income is used in the annual budgeting and monthly forecasting processes and to monitor and assess budgeted/forecasted versus actual results. Our CODM does not evaluate segments using asset information.
The following table presents selected financial information with respect to segment profit for the periods presented:

In millions	Q3 2026	Q3 2025	YTD 2026	YTD 2025
Revenue	$1,129	$1,084	$3,380	$3,184
Less:
Cost of revenue	299	351	1,059	1,073
Research and development	244	229	736	728
Selling and marketing	159	148	482	458
General and administrative	122	129	344	319
Income from operations	305	227	759	606
Other (expense) income, net	(41)	(7)	(78)	103
Provision for income taxes	44	70	120	193
Net income	$220	$150	$561	$516

11. SUBSEQUENT EVENT
On October 8, 2026, we established a commercial paper program under which we may issue unsecured, short-term commercial paper notes in an aggregate principal amount not to exceed $1 billion with maturities of up to 397 days (the Commercial Paper Program). Proceeds from issuances may be used for general corporate purposes. We plan to use the Revolving Credit Facility as a liquidity backstop for borrowings under the Commercial Paper Program.

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
Our discussion of our results of operations, financial condition, and cash flows for Q3 2025 and YTD 2025 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our filing of Form 10-Q for the fiscal quarter ended September 28, 2025.
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
Financial Overview
In 2024, we outlined key strategic goals focused on a return to revenue growth and improved margin performance by the end of 2027. We continued to make progress toward these goals in YTD 2026. Revenue increased 6% to $3,380 million and operating margin increased to 22.5% in YTD 2026 as compared to 19.0% in YTD 2025.
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
In April 2025, the U.S. government and several other countries enacted tariffs. Under the current environment, the largest cost impact to us relates to importation from our manufacturing facility in Singapore. The remainder is a mix of importation of parts and sub-assemblies to our manufacturing operations in the U.S. and importation into China. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act (IEEPA) does not authorize the imposition of tariffs. In March 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (CBP) to process refunds of IEEPA-related tariffs, and CBP has been implementing that process in phases. We have incurred significant costs under IEEPA-related tariffs and have taken and will continue to take action to mitigate the impact of tariffs. We have partially mitigated the effects of tariffs through supply-chain optimization, cost measures, and pricing actions, and aim to continue such efforts in the future.
We recognize recoveries of IEEPA tariffs when the refund is probable in accordance with loss recovery guidance. During YTD 2026, we recognized a benefit of $79 million as a reduction to cost of revenue for expected tariff recoveries. As of September 27, 2026, we had received $32 million in IEEPA tariff refunds and recorded a receivable of $47 million in prepaid expenses and other current assets. We expect to refund a portion of the tariff refunds received to customers. As of September 27, 2026, we recorded a liability of $37 million in accrued liabilities for estimated refunds to be credited to customers and recognized a corresponding reduction to revenue in YTD 2026.
Financial highlights for YTD 2026 included the following:
•Revenue increased 6% in YTD 2026 to $3,380 million compared to $3,184 million in YTD 2025 primarily due to increases in consumables and instruments revenue related to demand for our NovaSeq X instrument. Service and other revenue increased primarily due to revenue attributable to SomaLogic. In Q3 2026, we recognized a reduction to revenue of $37 million for IEEPA tariff refunds we expect to refund to customers.

•Gross margin was 68.7% in YTD 2026 compared to 66.3% in YTD 2025. The increase in gross margin was primarily due to a net benefit of $42 million recognized in Q3 2026 for IEEPA tariff refunds and the related refunds to customers and a $23 million intangible asset impairment recognized in Q2 2025. Excluding these impacts, gross margin decreased primarily due to an increased sales mix shift toward lower-margin products, including lower-margin SomaLogic revenue, and higher freight costs. Gross margin depends on many factors, including: market conditions that may impact our pricing; sales mix changes among consumables, instruments, services, and strategic partnership revenue; product mix changes between established products and new products; excess and obsolete inventories; royalties; our cost structure for manufacturing operations relative to volume; freight costs; tariffs; and product support obligations.
•Income from operations was $759 million in YTD 2026 compared to $606 million in YTD 2025. The increase was due to an increase in gross profit of $210 million, offset by an increase in operating expense of $57 million. The increase in operating expense was primarily due to increases in employee-related compensation and legal expenses, partially offset by a decrease in restructuring charges of $38 million, an increase in government incentive benefits of $29 million and a higher net gain recognized on contingent consideration liabilities.
•Our effective tax rate was 17.6% in YTD 2026 compared to 27.2% in YTD 2025. The variance from the U.S. federal statutory tax rate of 21% was primarily due to prior year tax return adjustments. The tax rate in YTD 2026 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
•We ended Q3 2026 with cash, cash equivalents, and short-term investments totaling $1,337 million, of which approximately $474 million was held by our foreign subsidiaries.

RESULTS OF OPERATIONS
To enhance comparability, the following table sets forth unaudited condensed consolidated statement of operations data for the specified reporting periods, stated as a percentage of total revenue.(1)

	Q3 2026	Q3 2025	YTD 2026	YTD 2025
Revenue:
Product revenue	83.8%	85.5%	84.2%	85.4%
Service and other revenue	16.2	14.5	15.8	14.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	17.6	24.6	22.6	25.0
Cost of service and other revenue	7.3	6.3	7.1	7.2
Amortization of acquired intangible assets	1.6	1.5	1.6	1.5
Total cost of revenue	26.5	32.4	31.3	33.7
Gross profit	73.5	67.6	68.7	66.3
Operating expense:
Research and development	21.6	21.1	21.8	22.9
Selling, general and administrative	24.9	25.5	24.4	24.4
Total operating expense	46.5	46.6	46.2	47.3
Income from operations	27.0	21.0	22.5	19.0
Other income (expense):
Interest income	1.1	0.8	0.9	0.9
Interest expense	(2.1)	(2.3)	(2.1)	(2.4)
Other (expense) income, net	(2.6)	0.9	(1.1)	4.7
Total other (expense) income, net	(3.6)	(0.6)	(2.3)	3.2
Income before income taxes	23.4	20.4	20.2	22.2
Provision for income taxes	3.9	6.5	3.6	6.1
Net income	19.5%	13.9%	16.6%	16.1%
_____________
(1)Percentages may not recalculate due to rounding.

Revenue

Dollars in millions	Q3 2026	Q3 2025	Change	% Change	YTD 2026	YTD 2025	Change	% Change
Consumables	$841	$816	$25	3%	$2,490	$2,395	$95	4%
Instruments	105	111	(6)	(5)	355	324	31	10
Total product revenue	946	927	19	2	2,845	2,719	126	5
Service and other revenue	183	157	26	17	535	465	70	15
Total revenue	$1,129	$1,084	$45	4%	$3,380	$3,184	$196	6%
We recognized a reduction to total revenue of $37 million in Q3 2026 and YTD 2026 for IEEPA tariff refunds we expect to credit to customers, which had an impact across all products and services. Total revenue in YTD 2026 was also impacted, across all products and services, by a decrease in revenue from our Greater China region of $20 million primarily due to our inclusion on the unreliable entities list.
Consumables revenue increased in Q3 2026 and YTD 2026 primarily due to greater demand for high-throughput consumables, supported by continued growth of the NovaSeq X installed base, partially offset by a $30 million reduction for tariff refunds to be credited to customers and a decrease in mid-throughput consumables.
Instruments revenue decreased in Q3 2026 primarily due to a $4 million reduction for tariff refunds to be credited to customers. Excluding this impact, instruments revenue remained relatively flat in Q3 2026. Instruments revenue increased in YTD 2026 primarily driven by higher NovaSeq X and MiSeq i100 shipments, partially offset by a decrease in mid-throughput instruments and the impact of customer tariff refunds.
Service and other revenue increased in Q3 2026 and YTD 2026 primarily due to revenue attributable to SomaLogic, which we acquired in January 2026, and increases in revenue from our informatics solutions, genotyping services, and extended maintenance service contracts, partially offset by a $3 million reduction for customer tariff refunds.
Gross Margin

Dollars in millions	Q3 2026	Q3 2025	Change	% Change	YTD 2026	YTD 2025	Change	% Change
Gross profit	$830	$733	$97	13%	$2,321	$2,111	$210	10%
Gross margin	73.5%	67.6%			68.7%	66.3%
Gross margin increased in Q3 2026 primarily due to a net benefit of $42 million related to IEEPA tariff refunds (consisting of a $79 million reduction to cost of revenue for expected recoveries, offset by $37 million to be refunded to customers). Excluding this net benefit, gross margin in Q3 2026 was relatively flat.
Gross margin increased in YTD 2026 primarily due to the net benefit of $42 million related to tariff refunds recognized in Q3 2026 and a $23 million intangible asset impairment recognized in Q2 2025. Excluding these impacts, gross margin decreased in YTD 2026 primarily due to an increased sales mix shift toward lower-margin products and higher freight costs resulting from the Middle East conflict.
Operating Expense

Dollars in millions	Q3 2026	Q3 2025	Change	% Change	YTD 2026	YTD 2025	Change	% Change
Research and development	$244	$229	$15	7%	$736	$728	$8	1%
Selling, general and administrative	281	277	4	1	826	777	49	6
Total operating expense	$525	$506	$19	4%	$1,562	$1,505	$57	4%

R&D expense increased in Q3 2026 and YTD 2026 primarily due to:

+	increase in employee-related compensation costs
-	decrease in restructuring charges of $15 million in YTD 2026 for employee separation costs
-	increase in government incentive benefits of $7 million in YTD 2026
SG&A expense increased in Q3 2026 and YTD 2026 primarily due to:

+	increase in employee-related compensation costs
+	increase in legal expenses related primarily to various IP litigation matters
-	decrease in restructuring charges of $23 million in YTD 2026 for employee separation costs
-	increase in government incentive benefits of $8 million and $22 million, respectively
-	higher net gain recognized on contingent consideration liabilities
Other Income (Expense)

Dollars in millions	Q3 2026	Q3 2025	Change	% Change	YTD 2026	YTD 2025	Change	% Change
Interest income	$12	$9	$3	33%	$31	$30	$1	3%
Interest expense	(24)	(25)	1	(4)	(71)	(75)	4	(5)
Other (expense) income, net	(29)	9	(38)	(422)	(38)	148	(186)	(126)
Total other (expense) income, net	$(41)	$(7)	$(34)	486%	$(78)	$103	$(181)	(176)%
Interest income consisted primarily of interest on our money market funds. Interest expense consisted of interest on our outstanding term debt. The change in other (expense) income, net in Q3 2026 and YTD 2026 was primarily due to net losses recognized on our strategic investments in 2026 compared to net gains in Q3 2025 and YTD 2025.
Provision for Income Taxes

Dollars in millions	Q3 2026	Q3 2025	Change	% Change	YTD 2026	YTD 2025	Change	% Change
Income before income taxes	$264	$220	$44	20%	$681	$709	$(28)	(4)%
Provision for income taxes	44	70	(26)	(37)	120	193	(73)	(38)
Net income	$220	$150	$70	47%	$561	$516	$45	9%
Effective tax rate	16.4%	31.8%			17.6%	27.2%
Our effective tax rate was 16.4% and 17.6% in Q3 2026 and YTD 2026, compared to 31.8% and 27.2% in Q3 2025 and YTD 2025, respectively. The variance from the U.S. federal statutory tax rate of 21% for YTD 2026 was primarily due to prior year tax return adjustments. The tax rate in Q3 2026 and YTD 2026 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.
In Q3 2025 and YTD 2025, the variance from the U.S. federal statutory tax rate of 21% was primarily due to the implications of the U.S. tax legislation that was signed on July 4, 2025, which included changes to no longer require capitalization of U.S. based research and development expenses. While the changes from this U.S. tax legislation were favorable, based on the available evidence, the increased U.S. tax deductions resulted in a determination that it is more likely than not the future realization of deferred tax assets associated with certain U.S. foreign tax credits may not be achieved. Therefore, a valuation allowance of $42 million was recorded as a one-time adjustment in Q3 2025 against the deferred tax assets associated with certain U.S. foreign tax credits that were generated in prior years that were not previously utilized. The tax rate in Q3 2025 and YTD 2025 was favorably impacted by the mix of earnings in jurisdictions with lower statutory tax rates than the U.S. federal statutory tax rate, such as in Singapore.

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
LIQUIDITY AND CAPITAL RESOURCES
As of September 27, 2026, we had $1,289 million in cash and cash equivalents, of which $474 million was held by foreign subsidiaries. Cash and cash equivalents decreased by $129 million from December 28, 2025 due to factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations and, from time to time, issuances of debt. During YTD 2026, we received net proceeds from the issuance of our 2029 Term Notes of $297 million and repaid $500 million for our 2026 Term Notes. Our ability to generate cash from operations, supplemented with the issuance of debt and/or liquidation of our short-term investments, provides us with the financial flexibility we need to meet operating, investing, and financing needs. In YTD 2026, we sold the remainder of our short-term investment in GRAIL and received aggregate proceeds from the sales of $206 million. As of September 27, 2026, we had $48 million remaining in short-term investments, primarily comprised of our time deposits.

On January 30, 2026, we acquired SomaLogic for a total purchase price of $460 million, including cash of $382 million and contingent consideration with an estimated fair value of $81 million, offset by $3 million for the settlement of a preexisting relationship. Under the contingent consideration arrangements, Standard BioTools was eligible to receive up to $75 million in milestone payments, comprised of up to $25 million based on 2025 performance and up to $50 million based on 2026 performance, based on the achievement of specified revenue targets. Standard BioTools was also entitled to receive a 2% royalty on certain specified revenues, to be paid quarterly for 10 years through January 2036. In Q2 2026, we paid $25 million for the milestone payment earned for the 2025 performance period. Additionally, in Q3 2026, we paid $30 million to buy out early the 2026 Milestone and Royalty Contingent Consideration obligations. No obligations remained under these arrangements as of September 27, 2026.
In August 2026, we issued $300 million aggregate principal amount of 2029 Term Notes. We received net proceeds of $297 million. The 2029 Notes, which mature on September 19, 2029, accrue interest at a rate of 4.950% per annum, payable semi-annually on March 19 and September 19 of each year, beginning on March 19, 2027. We may redeem for cash all or any portion of the 2029 Term Notes, at our option, at any time prior to maturity.
In November 2025, we issued $500 million aggregate principal amount of 2030 Term Notes, which mature on December 12, 2030 and accrue interest at a rate of 4.750% per annum, payable semi-annually in June and December of each year. In December 2022, we issued $500 million aggregate principal amount of 2027 Term Notes, which mature on December 13, 2027 and accrue interest at a rate of 5.750% per annum, payable semi-annually in June and December of each year. In March 2021, we issued $500 million aggregate principal amount of 2031 Term Notes, which mature on March 23, 2031 and accrue interest at a rate of 2.550% per annum, payable semi-annually in March and September of each year. We may redeem for cash all or any portion of the 2027, 2030, or 2031 Term Notes, at our option, at any time prior to maturity. In September 2024, we issued $500 million aggregate principal amount of 2026 Term Notes, which matured and were repaid in cash on September 9, 2026.
In August 2026, we entered into a new Revolving Credit Agreement, which provides a $1 billion senior unsecured five-year revolving credit facility, including a $50 million sublimit for swingline borrowings and a $75 million sublimit for letters of credit. The credit facility matures, and all amounts outstanding become due and payable in full, on August 13, 2031, subject to three one-year extensions at our option, consent of the extending lenders and satisfaction of certain other conditions. The credit agreement dated January 4, 2023 and the commitments thereunder were terminated as of August 2026. As of September 27, 2026, there were no outstanding borrowings or letters of credit.

On October 8, 2026, we established a Commercial Paper Program under which we may issue unsecured, short-term commercial paper notes in an aggregate principal amount not to exceed $1 billion with maturities of up to 397 days. Proceeds from issuances under the program may be used for general corporate purposes. We plan to use the Revolving Credit Facility as a liquidity backstop for borrowings under the Commercial Paper Program.
As of September 27, 2026, the fair value of our contingent consideration liability related to GRAIL was $36 million, of which $34 million was included in other long-term liabilities. The contingent value rights entitle the holders to receive future cash payments on a quarterly basis (Covered Revenue Payments) representing a pro rata portion of certain GRAIL-related revenues (Covered Revenues) each year through August 2033. This reflects a 2.5% payment right to the first $1 billion of revenue each year for 12 years. Revenue above $1 billion each year is subject to a 9% contingent payment right during this same period. In YTD 2026, we paid $1.2 million in aggregate Covered Revenue Payments related to aggregate Covered Revenues for the period Q4 2025 through Q2 2026 of $129 million.
In August 2024, our Board of Directors authorized the 2024 Repurchase Program, which canceled and superseded all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. In April 2026, our Board of Directors authorized the 2026 Repurchase Program to repurchase up to $1.5 billion of our outstanding common stock. The 2026 Repurchase Program is in addition to the $1.5 billion previously authorized under the 2024 Repurchase Program. Repurchases under both programs may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. As of September 27, 2026, authorizations to repurchase up to approximately $270 million and $1.5 billion of our outstanding common stock remained available under the 2024 and 2026 Repurchase Programs, respectively. We intend to continue to repurchase incremental shares over the course of 2026.
As of September 27, 2026, we had $3 million, $20 million, and $11 million, respectively, remaining in capital commitments to three investment funds that are callable through December 2027, July 2029, and December 2034, respectively.
We anticipate that our current cash, cash equivalents, and short-term investments, together with cash provided by operating activities and available borrowing capacity under the Revolving Credit Facility and Commercial Paper Program, are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our primary short-term needs for capital, which are subject to change, may include:
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

Cash Flow Summary

In millions	YTD 2026	YTD 2025
Net cash provided by operating activities	$909	$758
Net cash used in investing activities	(438)	(163)
Net cash used in financing activities	(602)	(681)
Effect of exchange rate changes on cash and cash equivalents	2	9
Net decrease in cash and cash equivalents	$(129)	$(77)
Operating Activities
Net cash provided by operating activities of $909 million in YTD 2026 consisted of net income of $561 million, plus net adjustments of $424 million, less net changes in operating assets and liabilities of $76 million. The primary adjustments to net income included depreciation and amortization expense of $211 million, share-based compensation expense of $207 million, and a net loss on investments of $47 million, partially offset by changes in the fair value of contingent consideration liabilities of $43 million. Cash flow impacts from changes in operating assets and liabilities were primarily driven by increases in other assets, inventory, prepaid expenses and other current assets, and operating lease right-of-use assets and liabilities, net, and a decrease in other long-term liabilities, partially offset by a decrease in accounts receivable and an increase in accrued liabilities.
Investing Activities
Net cash used in investing activities was $438 million in YTD 2026. We paid $417 million for acquisitions and intangible assets, net of cash acquired, invested $118 million in capital expenditures, primarily associated with investments in facilities, and paid $25 million for contingent consideration for the SomaLogic acquisition. We received proceeds from net sales of investments of $122 million, primarily related to sales of our GRAIL investment.
Financing Activities
Net cash used in financing activities was $602 million in YTD 2026. We used $500 million to repay our 2026 Term Notes that matured, $379 million to repurchase our common stock, inclusive of excise taxes paid, $35 million to pay taxes related to net share settlement of equity awards, and $30 million to early buy out our contingent consideration obligations related to SomaLogic. This was offset by net proceeds received from the issuance of our 2029 Term Notes of $297 million and proceeds from the sale of shares under our employee stock purchase plan of $46 million.
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
As part of this implementation effort, we may make changes to our processes and procedures which, in turn, could materially affect our internal control over financial reporting. We will monitor, evaluate, and report the impact of such changes, if any, on our internal control over financial reporting in the periods in which they occur.
During the third quarter of 2026, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
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
RISK FACTORS
Our business is subject to various risks, including those described in “Risk Factors” within the Business & Market Information section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, and the “Other Key Information” section of our Quarterly Report on Form 10-Q for the period ended March 29, 2026, and on Form 10-Q for the period ended June 28, 2026, which we strongly encourage you to review.

SHARE REPURCHASES AND SALES
Purchases of Equity Securities by the Issuer
In August 2024, our Board of Directors authorized the 2024 Repurchase Program, which canceled and superseded all prior and available repurchase authorizations, to repurchase up to $1.5 billion of our outstanding common stock. In April 2026, our Board of Directors authorized the 2026 Repurchase Program to repurchase up to $1.5 billion of our outstanding common stock. The 2026 Repurchase Program is in addition to the $1.5 billion previously authorized under the 2024 Repurchase Program. Repurchases under both programs may be completed through open market purchases, pursuant to Rule 10b5-1 or Rule 10b-18, or through an accelerated share repurchase program. Shares repurchased in open market transactions pursuant to the programs in Q3 2026 were as follows.

In thousands, except price per share	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
June 29, 2026 - July 26, 2026	—	$—	—	$1,778,704
July 27, 2026 - August 23, 2026	47	$191.11	47	$1,769,705
August 24, 2026 - September 27, 2026	—	$—	—	$1,769,705
Total	47	$191.11	47	$1,769,705
_____________
(1)Average price paid per share excludes the excise tax on share repurchases imposed as part of the Inflation Reduction Act of 2022.
Unregistered Sales of Equity Securities
None during the quarterly period ended September 27, 2026.
ADOPTIONS, MODIFICATIONS OR TERMINATIONS OF TRADING PLANS
During the quarterly period ended September 27, 2026, the following directors or officers adopted, modified, or terminated 10b5-1 plans:
•On August 25, 2026, Kevin Pegels, our Chief of Global Operations, entered into a new arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement terminates on September 1, 2027 and provides for the sale of up to 3,900 shares.
•On September 1, 2026, Patricia Leckman, our Chief People Officer, entered into a new arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement terminates on September 1, 2027 and provides for the sale of up to 5,116 shares.
•On August 14, 2026, Scott Davies, our former Chief Legal Officer, terminated a trading arrangement he had previously adopted with respect to the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Arrangement”) in connection with his departure from the Company. Mr. Davies’ Rule 10b5-1 Trading Arrangement was adopted on November 21, 2025, had a termination date of December 28, 2026, and provided for the sale of up to 4,251 shares of common stock pursuant to the terms of the plan.
Other than as disclosed above, during the quarterly period ended September 27, 2026, none of the Company’s directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case as such term is defined in Item 408 of Regulation S-K.

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Termination, Waiver and Release Agreement, by and between Illumina, Inc. and Standard BioTools Inc., dated as of July 24, 2026					X

10.1	Underwriting Agreement, dated August 10, 2026 between Illumina and J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as representatives of the several underwriters named therein	8-K	001-35406	1.1	8/12/2026

10.2	Credit Agreement, dated as of August 13, 2026, among the Company, as the borrower, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, an issuing bank and the swingline lender, and the other issuing banks from time to time party thereto	8-K	001-35406	10.1	8/13/2026

4.1	Officer’s Certificate, dated August 17, 2026, setting forth the terms and form of the Notes	8-K	001-35406	4.2	8/17/2026

31.1	Certification of Jacob Thaysen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Ankur Dhingra pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Jacob Thaysen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Ankur Dhingra pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X
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

ILLUMINA, INC. (registrant)

Date:	October 30, 2026
		By:	/s/ ANKUR DHINGRA
		Name:	Ankur Dhingra
		Title:	Chief Financial Officer